Form 10-Q
period 2020-09-30
Harbor Custom Development, Inc.
filed 2020-11-16
CIK 1784567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2020

Commission File Number: 001-39266

HARBOR CUSTOM DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

Washington	46-4827436
(State of organization)	(I.R.S. Employer Identification No.)

11505 Burnham Dr., Suite 301

Gig Harbor, Washington 98332

(Address of principal executive offices)

(253) 649-0636

Registrant’s telephone number, including area code

Former address if changed since last report

Title of each class	Trading Symbol(s)	Name of each exchange on which registered.
Common Stock, no par value	HCDI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X]Yes [  ]No

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

There are 5,628,048 shares of common stock outstanding as of November 16, 2020.

i

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

	9/30/20	12/31/19
	(unaudited)
ASSETS

Real Estate	$34,445,200	$24,826,700
Property, Plant and Equipment, net	6,698,400	5,071,900
Right of Use Assets	938,000	1,132,700
Cash	2,351,900	430,000
Prepaid Expense	373,500	117,600
Accounts Receivable, net	54,300	11,800
Deferred Tax Asset	733,100	171,600

TOTAL ASSETS	$45,594,400	$31,762,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Construction Loans, net of Debt Discount of $215,000 and $148,400, respectively	$18,262,600	$9,499,300
Construction Loans - Related Parties, net of Debt Discount of $425,000 and $853,800, respectively	7,994,400	14,523,200
Equipment Loans	3,191,600	3,476,800
Accounts Payable and Accrued Expenses	3,109,900	3,770,400
Right of Use Liabilities	906,500	1,115,500
Finance Leases	1,952,100	520,700
Deferred Revenue	1,370,600	73,200
Note Payable PPP	582,800	-
Due to Related Party	-	8,100

TOTAL LIABILITIES	37,370,500	32,987,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, No Par 10,000,000 shares authorized and 0 issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common Stock, No Par 50,000,000 shares authorized and 5,628,048 and 3,513,517 issued and outstanding at September 30, 2020 and December 31, 2019	11,957,000	670,900
Additional Paid In Capital	130,100	119,100
Accumulated Deficit	(2,574,500)	(954,300)
Total Stockholders’ Equity (Deficit)	9,512,600	(164,300)
Non-Controlling Interest	(1,288,700)	(1,060,600)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	8,223,900	(1,224,900)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$45,594,400	$31,762,300

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100.)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Sales	$7,806,500	$6,783,800	$26,077,300	$17,737,900

Cost of Sales	7,183,900	6,964,400	24,448,100	17,144,300

Gross Profit (Loss)	622,600	(180,600)	1,629,200	593,600

Operating Expenses	1,458,200	731,100	3,769,900	2,556,000

Operating Loss	(835,600)	(911,700)	(2,140,700)	(1,962,400)

Other Income (Expense)
Loss on Sale of Equipment	(12,400)	-	(27,900)	-
Other Income	-	6,800	13,000	79,200
Interest Expense	(163,900)	(131,100)	(254,200)	(216,200)
Total Other Income (Expense)	(176,300)	(124,300)	(269,100)	(137,000)

Loss Before Income Tax	(1,011,900)	(1,036,000)	(2,409,800)	(2,099,400)

Income Tax Benefit	571,600	439,700	561,500	439,700

Net Loss	$(440,300)	$(596,300)	$(1,848,300)	$(1,659,700)

Net Loss Attributable to Non-controlling interest	$(3,200)	$(102,900)	$(228,100)	$(51,700)

Net Loss Attributable to Stockholders	$(437,100)	$(493,400)	$(1,620,200)	$(1,608,000)

Net Loss Per Share - Basic and Diluted	$(0.10)	$(0.14)	$(0.43)	$(0.46)

Weighted Average Common Shares Outstanding - Basic and Diluted	4,180,054	3,513,517	3,737,318	3,513,517

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100.)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, (Unaudited)

	9/30/20	9/30/19
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,848,300)	$(1,659,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	419,200	296,000
Amortization of right of use assets	194,700	91,200
Loss on sale of equipment	27,900	-
Stock compensation	11,000	4,300
Net change in assets and liabilities:
Accounts receivable	(42,500)	(66,300)
Prepaid expenses	(255,900)	(40,100)
Real estate	(8,286,200)	(6,613,100)
Deferred revenue	1,297,400	66,900
Deferred income tax	(561,500)	(439,800)
Payments on right of use liability	(209,000)	(90,100)
Accounts payable and accrued expenses	(605,500)	2,125,000
NET CASH USED IN OPERATING ACTIVITIES	(9,858,700)	(6,325,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(401,100)	(317,900)
Proceeds on the sale of equipment	330,400	-
NET CASH USED IN INVESTING ACTIVITIES	(70,700)	(317,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans, net	8,829,900	546,600
Financing fees construction loans	(573,100)	-
Construction loans related parties, net	(6,515,700)	7,418,200
Financing fees related party construction loans	(396,900)	(488,500)
Payments on financing leases	(380,000)	(138,900)
Note payable PPP	582,800	-
Due to related party	(8,100)	-
Net proceeds from issuance of common stock	10,789,100	-
Distributions	-	(371,600)
Repayment for equipment loans	(476,700)	(254,800)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,851,300	6,711,000

NET INCREASE IN CASH AND RESTRICTED CASH	1,921,900	67,400

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	430,000	220,900

CASH AND RESTRICTED CASH AT END OF PERIOD	$2,351,900	$288,300

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$1,266,300	$1,075,400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing of assets additions	$2,002,900	$2,176,300
Amortization of debt discount capitalized	$1,323,300	$-
Distribution of land	$-	$356,500
Right of use asset	$-	$1,286,000
Stock issued for conversion of related interest and principle	$497,000	$-

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100.)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Periods January 1, 2019 through September 30, 2019 and January 1, 2020 through September 30, 2020

(Unaudited)

	Common Stock
	Shares	No	Additional Paid	Accumulated	Stockholders’ Equity	Non-Controlling	Total Equity
	Issued	Par	in Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, January 1, 2019	3,513,517	$670,900	$112,000	$(577,600)	$205,300	$(789,400)	$(584,100)

Distributions				(535,500)	(535,500)	(100,000)	(635,500)
Stock Compensation Expense			3,000		3,000		3,000
Net Income (Loss)				(795,700)	(795,700)	52,000	(743,700)

Balance, March 31, 2019	3,513,517	$670,900	$115,000	$(1,908,800)	$(1,122,900)	$(837,400)	$(1,960,300)

Distributions				(55,600)	(55,600)		(55,600)
Stock Compensation Expense			500		500		500
Net (Loss)				(318,900)	(318,900)	(800)	(319,700)

Balance, June 30, 2019	3,513,517	$670,900	$115,500	$(2,283,300)	$(1,496,900)	$(838,200)	$(2,335,100)

Distributions						(132,600)	(132,600)
Stock Compensation Expense			800		800		800
Net (Loss)				(493,400)	(493,400)	(102,900)	(596,300)

Balance, September 30, 2019	3,513,517	$670,900	$116,300	$(2,776,700)	$(1,989,500)	$(1,073,700)	$(3,063,200)

	Common Stock
	Shares	No	Additional Paid	Accumulated	Stockholders’ Equity	Non-Controlling	Total Equity
	Issued	Par	in Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance, January 1, 2020	3,513,517	670,900	119,100	(954,300)	(164,300)	(1,060,600)	$(1,224,900)

Net (Loss)				(752,000)	(752,000)	(221,900)	(973,900)
Balance, March 31, 2020	3,513,517	$670,900	$119,100	$(1,706,300)	$(916,300)	$(1,282,500)	$(2,198,800)

Stock Compensation Expense			1,100		1,100		1,100
Net (Loss)				(431,100)	(431,100)	(3,000)	(434,100)

Balance, June 30, 2020	3,513,517	$670,900	$120,200	$(2,137,400)	$(1,346,300)	$(1,285,500)	$(2,631,800)

Net proceeds from issuance of common stock	2,031,705	10,789,100			10,789,100		10,789,100
Conversion of related party debt to common stock	82,826	497,000			497,000		497,000
Stock Compensation Expense			9,900		9,900		9,900
Net (Loss)				(437,100)	(437,100)	(3,200)	(440,300)

Balance, September 30, 2020	5,628,048	$11,957,000	$130,100	$(2,574,500)	$9,512,600	$(1,288,700)	$8,223,900

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100.)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company and its subsidiaries’ principal business activity involves acquiring raw land and developed lots for the purpose of building and selling single-family and multifamily dwellings in the Puget Sound region of Washington State. The Company utilizes its heavy equipment resources to develop lots for the creation of inventory for its residential construction arm and to provide development infrastructure construction on a contract basis to other home builders. Single-family construction and infrastructure construction contracts vary but are typically less than one year.

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became subject to the reporting requirements of the Securities Exchange Act of 1934, had securities registered for sale to the public pursuant to the Securities Act of 1933, and started trading on NASDAQ August 28, 2020.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follows (all entities are formed as Washington LLCs):

			Attributable Interest
Names	Dates of Formation	9/30/20	12/31/19	9/30/19
Saylor View Estates, LLC	March 30, 2014	51%	51%	51%
Harbor Excavation, LLC*	July 3, 2017	N/A	N/A	90%
Harbor Materials, LLC	July 5, 2018	100%	100%	100%
Belfair Apartments, LLC	December 3, 2019	100%	100%	100%

* Harbor Excavation, LLC was voluntarily dissolved with the State of Washington as of June 14, 2019.

All intercompany transactions and balances have been eliminated in consolidation.

As of September 30, 2020, and December 31, 2019, the aggregate non-controlling interest was $(1,288,700) and $(1,060,600).

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2019 filed with the Securities and Exchange Commission on August 25, 2020. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at December 31, 2019 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2020.

The Company’s Board of Directors and Stockholders approved a 1-for-2.22 reverse split of the Company’s common stock, which was effected on April 15, 2020. The reverse split combined each 2.22 shares of the Company’s outstanding common stock into one share of common stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the reverse split were rounded up to the nearest whole share. All references to common stock, options to purchase common stock, restricted stock, share data, per share data, and related information, as applicable have been adjusted in the financial statements to reflect the split of the common stock as if it had occurred at the beginning of the earliest period presented.

All numbers in these financial statements are rounded to the nearest $100.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Stock-Based Compensation

Effective as of November 19, 2018, the Company’s Board of Directors and Stockholders approved and adopted the 2018 Incentive and Non-Statutory Stock Option Plan (the “2018 Plan”). The 2018 Plan allows the Administrator (as defined in the 2018 Plan), currently the Board of Directors, to determine the issuance of incentive stock options and non-qualified stock options stock to eligible employees and outside directors and consultants of the Company. The Company has reserved 675,676 shares of common stock for issuance under the 2018 Plan.

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share-based payments are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Stock-based compensation expenses are included in selling, general and administrative expenses in the consolidated statement of operations.

For the nine months ended September 30, 2020 and 2019 when computing fair value of share-based payments, the Company has considered the following variables:

	September 30, 2020	September 30, 2019
Risk-free interest rate	0.47% - 1.46%	1.56%
Exercise Price	$2.22 - $7.50	$0.18
Expected life of grants	2.99 - 6.00 years	6.53 years
Expected volatility of underlying stock	32.39% - 43.41%	32.34%
Dividends	0%	0%

The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The share price as of the grant date was determined by an independent third party 409(a) valuation until the Company became publicly traded. Now that the Company’s stock is publicly traded, the value is determined by the trading price at the time of grant. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as the Company’s stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(437,100)	$(493,400)	(1,620,200)	$(1,608,000)
Effect of dilutive securities:	-	-	-	-

Diluted net loss	$(437,100)	$(493,000)	(1,620,200)	$(1,608,000)

Denominator:
Weighted average common shares outstanding - basic	4,180,054	3,513,517	3,737,318	3,513,517
Dilutive securities (a):
Options	-	-	-	-
Warrants	-	-	-	-

Weighted average common shares outstanding and assumed	4,180,054	3,513,517	3,737,318	3,513,517
conversion – diluted

Basic net loss per common share	$(0.10)	$(0.14)	(0.43)	$(0.46)

Diluted net loss per common share	$(0.10)	$(0.14)	(0.43)	$(0.46)

(a) - Anti-dilutive securities excluded:	164,308	102,690	164,308	102,690

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to relatively short period to maturity for these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

Accounts Receivable

Accounts receivable are reported at the amount the Company expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for doubtful accounts were $0 and $11,300 as of September 30, 2020 and December 31, 2019.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the estimated useful lives:

Construction Equipment	10 years
Leasehold improvements	The lesser of 10 years or the remaining life of the lease
Furniture and Fixtures	5 years
Computers	3 years
Vehicles	10 years

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations,” which acquired assets are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold.

The Company capitalized interest from related party borrowings of $203,600 and $450,000 for the three months ended September 30, 2020 and 2019, respectively. The Company capitalized interest from related party borrowings of $840,000 and $710,200 for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized interest from third-party borrowings of $783,100 and $260,200 for the three months ended September 30, 2020 and 2019, respectively. The Company capitalized interest from third-party borrowings of $1,834,000 and $1,098,900 for the nine months ended September 30, 2020 and 2019, respectively.

A property is classified as “held for sale” when all of the following criteria for a plan of sale have been met:

(1) Management, having the authority to approve the action, commits to a plan to sell the property;

(2) The property is available for immediate sale in its present condition, subject only to terms that are usual and customary;

(3) An active program to locate a buyer and other actions required to complete the plan to sell have been initiated;

(4) The sale of the property is probable and is expected to be completed within one year of the property being under a contract to be sold;

(5) The property is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and

(6) Actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

When all of these criteria have been met, the property is classified as “held for sale.”

In addition to the annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

As of September 30, 2020 and December 31, 2019, there was no impairment recognized for any of the projects.

Revenue and Cost Recognition

Accounting Standards codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contract to provide goods or services to customers.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised good or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. The provision of ASC 606 includes a five-step process by which the Company determines revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which the Company expects to be entitled in exchange for those goods or services.

ASC 606 requires the Company to apply the following steps: (1) identify the contract with the customers; (2) identify performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies the performance obligations.

A detailed breakdown of the five-step process for the revenue recognition of Real Estate Revenue is as follows:

1. Identify the contract with a customer

The Company has signed agreements with home buyers to purchase a lot with a completed house.

2. Identify the performance obligations in the contract

Performance obligations of the Company include delivering a developed lot with a completed house to the customer which meets certain specifications outlined in the contract.

3. Determine the transaction price

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

4. Allocation of the transaction price to performance obligations in the contract

Each lot with a completed house is a separate performance obligation for which the specific price in the contract is allocated.

5. Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue when title is transferred. The Company does not have further performance obligations once title is transferred.

A detailed breakdown of the five-step process for the revenue recognition of Construction Materials sold to or received from contractors is as follows:

1. Identify the contract with a customer

There are no signed contracts. Each transaction is verbally agreed to with the customer.

2. Identify the performance obligations in the contract

To deliver or receive materials from customers and based on the verbal agreement reached.

3. Determine the transaction price

The Company has a set price list for receiving approved fill materials to recycle or provide customers with a combination of said materials.

4. Allocation of the transaction price to performance obligations in the contract

There is only one performance obligation, which is to pick up or deliver the materials. The entire transaction price is therefore allocated to the performance obligation.

5. Recognize revenue when (or as) the entity satisfies a performance obligation

The performance obligation is fulfilled and revenue recognized when the materials have been received or delivered by the Company.

Revenues for Real Estate and Construction Materials:

Revenues from contracts with customers are summarized by product category as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Real Estate	$7,704,300	$6,616,700	$25,625,300	$17,485,900
Construction Materials	102,200	167,100	452,000	252,000
Total Revenue	$7,806,500	$6,783,800	$26,077,300	$17,737,900

Cost of Sales

Land acquisition costs are allocated to each lot based on the size of the lot comparing to the total size of all lots in a project. Development cost and capitalized interest are allocated to lots sold based on the area method.

Costs relating to the handling of recycled construction materials and converting items into usable construction materials for resale are charged to cost of sales as incurred.

Advertising

Costs for designing, producing, and communicating advertising are expensed as incurred. Advertising expense for the three months ended September 30, 2020 and 2019 was $0 and $4,400, respectively. Advertising expense for the nine months ended September 30, 2020 and 2019 was $8,500 and $6,000, respectively.

Leases

In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities. Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as ASC 842. The revised guidance seeks to achieve this objective by requiring reporting entities to recognize lease assets and lease liabilities on the balance sheet for substantially all lease arrangements.

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and related liability in the condensed consolidated balance sheet in the amount of $474,200 related to the operating lease for office and warehouse space.

As part of the adoption, the Company elected the practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to:

1.

Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component;

2.	Not to apply the recognition requirements in ASC 842 to short-term leases; and

3.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. There are no uncertain tax positions as of September 30, 2020 and December 31, 2019.

Recent Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2016-02, Leases (Topic 842) (the Update). This ASU requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The adoption has been reflected in the right of use asset and liability on the Balance Sheet.

On December 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2019-12, Income taxes (Topic 740) (the Update). The Board issued this update as part of its initiative to reduce complexity in accounting standards. The Update is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect of this standard.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimates future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of September 30, 2020 and December 31, 2019, there were no impairment losses recognized for long-lived assets.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of approximately $1,401,100 consist principally of costs incurred in connection with the Initial Public Offering. These costs, together with the underwriters’ discount, were netted against the proceeds of the Initial Public Offering.

2. CONCENTRATION, RISKS, AND UNCERTAINTIES

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances may exceed the federal insurance limits. Uninsured cash balances were $2,100,400 and $177,600 as of September 30, 2020 and December 31, 2019, respectively.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the World. The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report.

The COVID-19 Pandemic has had the following effect on the Company’s business thus far:

1.	Construction not related to safety, spoliation, or critical infrastructure was halted by Washington State Governor Inslee (the “Governor”) on March 23, 2020. Some operations could continue based on exceptions to the shutdown order, but the Company did experience a significant operational slowdown.
2.	Soundview Estates (a large Harbor Custom Development, Inc. site) continued selective activities that yielded rock byproduct, considered an essential material, needed for critical infrastructure projects for an Amazon distribution center and a local hospital.
3.	On April 24, 2020, the Governor approved the restart of most residential housing projects, deeming them essential, as long as they adhered to certain safety measures. Under this order, most existing permitted residential homes or projects are considered essential. The order allowed the Company to resume near full construction activities on all permitted lots.
4.	On May 1, 2020, the Governor established a four-phase plan for Washington businesses to follow. All of the Company’s development sites are now in Phase 2 of the plan where construction can continue and new construction is allowed as long as the Company creates a safety plan adhering to certain safety practices, which the Company has done.

While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance of this report, the ultimate impact could not be determined.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2020	December 31, 2019
Machinery and Equipment	$7,508,500	$5,654,100
Vehicles	73,500	83,600
Furniture and Fixtures	130,400	54,900
Leasehold Improvements	7,000	7,000

Total Fixed Assets	7,719,400	5,799,600

Less Accumulated Depreciation	(1,021,000)	(727,700)

Fixed Assets, Net	$6,698,400	$5,071,900

Depreciation expense was $133,400 and $135,500 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $419,200 and $296,000 for the nine months ended September 30, 2020 and 2019, respectively.

4. REAL ESTATE

Real Estate consisted of the following components:

	September 30, 2020	December 31, 2019
Land Held for Development	$9,858,100	$9,707,800
Construction in Progress	23,195,000	12,879,600
Held for Sale	1,392,100	2,239,300
	$34,445,200	$24,826,700

5. EQUIPMENT LOANS

The Company’s equipment loans consist of the following:

	September 30, 2020	December 31, 2019

Various notes payable to banks and financial institutions with interest rates varying from 5.08% to 14.41%, collateralized by equipment with monthly payments ranging from $428 to $10,340 through 2025:	$3,191,600	$3,476,800
Book value of collateralized equipment:	$3,778,600	$4,539,900

Future equipment loan maturities are as follows:

For the years ending September 30:

2021	$863,600
2022	911,800
2023	774,500
2024	568,200
2025	73,500

$3,191,600

6. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. All loans are of a one-year term but will be refinanced if the project is not completed within one year and are due upon the completion of the project. Interest accrues on the loans and is included with the payoff of the loan. Interest ranges from 8% to 40%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances as of September 30, 2020 and December 31, 2019 were $18,477,600 and $9,647,700, respectively. The book value of collateralized real estate as of September 30, 2020 and December 31, 2019 were $34,445,200 and $24,826,700, respectively.

7. NOTE PAYABLE PPP

On April 11, 2020, the Company entered into a term note with Timberland Bank, with a principal amount of $582,800 pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note (“PPP Term Note”). The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Loan may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the applicable period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. At this time, management is not in a position to quantify the portion of the PPP Loan that may be forgiven.

As of September 30, 2020, the balance of the PPP Loan was $582,800.

Future note payable loan maturities are as follows:

For the years ended September 30:

2021	$256,400
2022	326,400

$582,800

8. DEFINED CONTRIBUTION PLAN

Effective January 1, 2016, the Company established a 401(k) plan for qualifying employees; employee contributions are voluntary. Company contributions to the plan for the nine months ended September 30, 2020 and 2019 were $0 and $0, respectively.

9. COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On March 24, 2020, the Company entered into an agreement with a national public builder to sell 104 finished lots for $12,538,000 on October 8, 2020. In conjunction with agreement on June 15, 2020, the Company received $1,300,000 of nonrefundable earnest money which is included in deferred revenue on the Balance Sheet.

On September 17, 2020, the Company entered into a purchase and sale agreement for the acquisition of 48 acres currently in the entitlement process for 145 lots located in Belfair, Washington for $3,915,000. Closing is expected to take place upon preliminary plat approval, which is anticipated to be on or before March 15, 2021.

On September 18, 2020, the Company entered into a purchase and sale agreement to acquire property currently under development for the construction of 36 townhomes located in Bremerton, Washington for $1,500,000. Closing is expected to be on or before March 1, 2021.

On September 22, 2020, the Company entered into a purchase and sales agreement for the acquisition of 9.6 acres of land in Port Orchard, Washington for $1,440,000. Closing is contingent on permit approval and is expected to take place on or before June 1, 2021.

On September 24, 2020, the Company entered into a purchase and sales agreement to acquire property for the construction of 30 townhomes located in East Bremerton, Washington for $1,800,000. Closing is expected to take place on or before March 1, 2021.

Between September 28, 2020 and October 4, 2020, the Company entered into purchase and sale agreements for the acquisition of 19 finished lot in South Carolina for $1,524,000.

On October 6, 2020, the Company secured $11,000,000 in construction financing from Sound Capital. The financing is intended to be used for single family home construction on 25 lots at Soundview Estates, a 240 lot subdivision located in Bremerton, Washington.

10. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Capital, LLC of which a director and minority shareholder is a director. The loans originated between November 2018 and February 2020; all of the loans have a one-year maturity with interest rates ranging between 8% and 11%. For the three months ended September 30, 2020, and September 30, 2019, the Company incurred loan origination fees of $271,900 and $488,500, respectively. For the nine months ended September 30, 2020, and September 30, 2019, the Company incurred loan origination fees of $396,900 and $488,500, respectively. These fees are recorded as debt discount and amortized over the life of the loans. The amortization is capitalized to real estate. As of September 30, 2020, and December 31, 2019, there were $425,000 and $853,800 of remaining debt discounts, respectively. As of September 30, 2020, and December 31, 2019, the outstanding loan balances were $8,419,400, and $14,935,000, respectively. The Company incurred interest expense of $203,600 and $450,000 for the three months ended September 30, 2020 and 2019, respectively, which is capitalized to Real Estate. The Company incurred interest expense of $840,000 and $710,200 for the nine months ended September 30, 2020 and 2019, respectively, which is capitalized to Real Estate.

On April 19, 2019, the Company entered into a construction loan with Olympic Views, LLC of which the Company’s Chief Executive Officer and President owns a 50% interest. The loan amount was $442,000 with an interest rate of 12% and a maturity date of April 19, 2020. The loan was collateralized by a deed of trust on land. The amounts outstanding were $0 and $442,000 as of September 30, 2020 and December 31, 2019. The interest expense was $8,900 and $13,300 for the three months ended September 30, 2020 and 2019. The interest expense was $41,900 and $24,000 for the nine months ended September 30, 2020 and 2019, respectively, and was capitalized as part of Real Estate. On May 15, 2020, the Company entered into an agreement with Olympic Views, LLC to convert this debt and accrued interest of $55,000 to common stock at the Initial Public Offering price of $6.00. This conversion was completed on August 28, 2020 concurrent with the Initial Public Offering. This transaction resulted in 82,826 shares of common stock being issued to Olympic Views, LLC.

Due to Related Party

The Company has a quarry which it uses to process waste materials from the completion of raw land into sellable/buildable lots. The quarry is located on land owned by SGRE, LLC which is 100% owned by the Company’s Chief Executive Officer and President. The materials produced by the quarry and sold by the Company to others are subject to a 25% commission payable to SGRE, LLC. At September 30, 2020 and December 31, 2019, the commission payable was $0 and $0, respectively. The commission expense for the three months ended September 30, 2020 and 2019, respectively was $209,100 and $0. The commission expense for the nine months ended September 30, 2020 and 2019, respectively was $209,100 and $0. The Company also owed SGRE, LLC $0 and $8,100 at September 30, 2020 and December 31, 2019, respectively. These balances were due to SGRE, LLC customers incorrectly writing checks to Harbor Materials which were deposited by Harbor Materials. When the customers’ errors were discovered, the Company remitted the funds to SGRE, LLC. The balances carry no interest and are due on demand.

Land Distribution to Company’s President

In 2019, the Company transferred land and the related mining bond with a book value of $495,500 to an investment company owned by the Company’s Chief Executive Officer and President. The Company received $0 in exchange for the property. This was accounted for as a transaction between entities under common control, and as such, the book value of $495,500 was recorded as a distribution to the owner in the statement of stockholders’ equity (deficit).

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Public Offering and Conversion of Debt

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) became effective on August 28, 2020. On September 1, 2020, the Company closed on the Initial Public Offering of 2,031,705 shares of common stock at the public offering price of $6.00 per share, which includes 265,005 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $12,190,200. The net proceeds from the Initial Public Offering after deducting the costs incurred in connection with the Initial Public Offering along with underwriting discount and the underwriters’ fees and expenses were $10,789,100.

In addition, upon closing of the Initial Public Offering, the Company issued to the underwriters, warrants to purchase an aggregate of 88,335 shares of common stock exercisable at a per share price of $7.50 for a term of four years beginning on August 28, 2021. The fair value of these warrants is $167,400.

Also upon closing of the Initial Public Offering, the Company issued to Olympic Views, LLC (“Olympic”), 82,826 shares of common stock as a result of the conversion of debt owed to Olympic in the amount of $442,000 and accrued interest of $55,000 into shares of common stock at the public offering price per share of $6.00.

Common Stock

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2019	264,426	$0.42
Exercisable – December 31, 2019	116,970	$0.42
Granted	93,784	$4.32
Exercised	-	$-
Forfeited/Cancelled	(36,038)	$0.40
Outstanding – September 30, 2020	322,172	$1.55
Exercisable – September 30, 2020	141,784	$0.42

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40- $6.50	322,172	7.86	$1.55	141,784	$0.42

During the nine months ended September 30, 2020, the Company issued 93,784 options to a member of the Board of Directors and employees. The options have an exercise price of $2.22 to $6.50 per share, a term of ten years, and vest from February 7, 2021 through September 31, 2022. The options have an aggregated fair value of approximately $132,700 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the nine months ended September 30, 2019, the Company issued 88,742 options to employees. The options have an exercise price of $0.40 per share, a term of ten years, and vest in three years. The options have an aggregated fair value of approximately $7,500 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

The Company recognized share-based compensation net of forfeitures related to options of an aggregate of $9,900 and $800 for the three months ended September 30, 2020 and 2019, respectively. The Company recognized share-based compensation net of forfeitures related to options of an aggregate of $11,000 and $4,300 for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, unrecognized share-based compensation was $131,100.

The intrinsic value for outstanding and exercisable options as of September 30, 2020 were $1,304,800 and $725,800 respectively and December 31, 2019 were $0 and $0, respectively.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2019	22,524	$0.40
Exercisable – December 31, 2019	22,524	$0.40
Granted	88,335	7.50
Exercised	-	-
Forfeited/Cancelled	-	-
Outstanding – September 30, 2020	110,859	$6.06
Exercisable – September 30, 2020	22,524	$0.40

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $7.50	110,859	5.76	$6.06	22,524	$0.40

For the nine months ended September 30, 2020, the Company issued 88,335 warrants in connection with its Initial Public Offering. As of September 30, 2020, and December 31, 2019, the total intrinsic value of warrants outstanding and exercisable was $115,800 and $0, respectively. The fair value of these warrants is $167,400 and $0 as of September 30, 2020 and December 31, 2019, respectively. If exercised these warrants will be netted against proceeds.

12. SUBSEQUENT EVENTS

On October 13, 2020, the Board of Directors deemed it in the best interests of the Company to approve the adoption of a Restricted Stock Plan. On October 20, 2020, certain stockholders took action by a Majority Written Consent in Lieu of a Special Meeting authorizing the adoption of the 2020 Restricted Stock Plan (the “Plan”). The Information Statement related to the aforementioned action was first mailed on or about November 12, 2020, and the Plan shall be effective 20 calendar days thereafter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview and Outlook

We are a real estate development company engaged in all aspects of the land development cycle, including land acquisition and development, entitlements, and the acquisition, development, construction, marketing, sale, and management of various residential projects in Western Washington’s Puget Sound region, including Gig Harbor, Bremerton, Silverdale, Bainbridge Island, Allyn, Belfair, and Port Orchard.

Utilizing a strategic business plan to provide a diverse range of construction services, we have a product and services portfolio that can fully satisfy the needs for the majority of our targeted new home buyers. Our product and service portfolios provide value by offering highly coveted developed residential properties to public national builders and providing affordable new homes to single-family buyers through an on-demand supply of commuter oriented single-family lots with flexible and customizable contemporary home plans. In addition to the single-family home market, we have begun to develop townhome and other multifamily projects. We are currently investigating a potential foray into the rental market and vacation/secondary home market.

With over $5,000,000 worth of heavy equipment, our development infrastructure division is able to efficiently create a diverse range of residential communities and improved lots in a cost-effective manner. We own and control five Western Washington residential communities containing over 532 lots in various stages of development and two sites to be developed as apartment complexes.

During the nine-month period ended September 30, 2020, the U.S. economy was impacted by the COVID-19 outbreak. Sales of single-family homes slowed nationally primarily as a result of the reduction in inventory. The Puget Sound Region saw significant inventory reductions which resulted in rising home prices in most counties.

The registration statement for our initial public offering (the “Initial Public Offering”) became effective on August 28, 2020. On September 1, 2020, we closed on the Initial Public Offering of 2,031,705 shares of our common stock at the public offering price of $6.00 per share, which includes 265,005 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $12,190,200. The net proceeds from the Initial Public Offering after deducting the costs incurred in connection with the Initial Public Offering along with underwriting discount and the underwriters’ fees and expenses were $10,789,100.

Upon closing of the Initial Public Offering, we issued to the underwriters, warrants to purchase an aggregate of 88,335 shares of common stock exercisable at a per share price of $7.50 for a term of four years beginning on August 28, 2021. Further, upon closing of the Initial Public Offering, we also issued to Olympic Views, LLC (“Olympic”) 82,826 shares of our common stock as a result of the conversion of debt owed to Olympic in the amount of $442,000 and accrued interest of $55,000 into shares of our common stock at the public offering price per share of $6.00.

Results of Operations for the Three Months Ended September 30, 2020

The following table sets forth the summary statements of operations for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,
	2020	2019

Sales	$7,806,500	$6,783,800
Cost of sales	7,183,900	6,964,400
Gross profit (loss)	622,600	(180,600)
Operating expenses	1,458,200	731,100
Other (expense)	(176,300)	(124,300)
Income Tax Benefit	571,600	439,700
Net (loss)	$(440,300)	$(596,300)

Sales

Our sales increased by approximately 15% to $7,806,500 during the three months ended September 30, 2020, from $6,783,800 during the three months ended September 30, 2019. Sales growth was attributable to an increase in the number of homes closed.

Gross Profit (Loss)

Our gross profit margin was 8% for the three months ended September 30, 2020 compared to (3)% for the three months ended September 30, 2019. Margins increased as the mix of homes closed during this time period is heavily weighted by our newest communities which are yielding 11% and 14% gross margins.

Operating Expenses

Our operating expenses increased by 99% during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The $727,100 increase in total operating expenses is primarily attributable to the following:

1)	Insurance costs increased by $507,000, primarily driven by the purchase of directors and officer’s insurance upon the Initial Public Offering; and
2)	Additional payroll expense of $199,600 related to staffing changes and compensation increases.

Other Income (Expense)

Other expense increased by $52,000 to $176,300 for the three months ended September 30, 2020 as compared to $124,300 during the three months ended September 30, 2019. For the three months ended September 30, 2020, other expenses consisted of $163,900 in interest expense incurred on our financing arrangements. In addition, we recorded $12,400 of loss on sale of equipment. For the three months ended September 30, 2019, other expenses consisted of $131,100 in interest expense incurred on our finance arrangements. In addition, we recorded income of $6,800 from timber sales in the three months ended September 30, 2019.

Net Loss

For the three months ended September 30, 2020 and 2019, we incurred a net loss of $440,300 and $596,300, respectively. The decrease in net loss was primarily attributable to an increase in income tax benefit in 2020.

Results of Operations for the Nine Months Ended September 30, 2020

The following table sets forth the summary statements of operations for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30,
	2020	2019

Sales	$26,077,300	$17,737,900
Cost of sales	24,448,100	17,144,300
Gross profit	1,629,200	593,600
Operating expenses	3,769,900	2,556,000
Other (expense)	(269,100)	(137,000)
Income tax benefit	561,500	439,700
Net (loss)	$(1,848,300)	$(1,659,700)

Sales

Our sales increased by approximately 47% to $26,077,300 during the nine months ended September 30, 2020 from $17,737,900 during the nine months ended September 30, 2019. Sales increased due to an increase in the number of homes closed.

Gross Profit

Our gross profit margin was 6% for the nine months ended September 30, 2020 compared to 3% for the nine months ended September 30, 2019. Margins are increasing as the mix of homes closed in 2020 is heavily weighted by our newest communities which are yielding 11% and 14% gross margins.

Operating Expenses

Operating expenses increased by 47% during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The $1,213,900 increase in total operating expenses is primarily attributable to the following approximate increases in operating expenses:

1)	Insurance costs increased by $481,500, primarily driven by the purchase of directors and officer’s insurance upon the Initial Public Offering;
2)	Additional payroll expense of $284,400 related to staffing changes and compensation increases;
3)	Depreciation and amortization of $221,400 related to the acquisitions of heavy construction equipment; and
4)	Professional fees of $131,500 for consulting fees not directly attributable to the Initial Public Offering.

Other Income (Expense)

Other expense increased by $132,100 to $269,100 for the nine months ended September 30, 2020 as compared to $137,000 during the nine months ended September 30, 2019. For the nine months ended September 30, 2020, other expenses consisted of $254,200 in interest expense incurred on our financing arrangements. We incurred a loss on the sale of equipment of $27,900. In addition, we recorded $13,000 of other income from the PPP Loan and timber sales. For the nine months ended September 30, 2019, other income (expense) consisted of $216,200 in interest expense incurred on our finance arrangements. In addition, we recorded $79,200 of timber sales in the nine months ended September 30. 2019.

Net Loss

For the nine months ended September 30, 2020 and 2019, we incurred a net loss of $1,848,300 and $1,659,700, respectively. The increase in net loss was primarily attributable to an increase in operating expenses in 2020.

Liquidity and Capital Resources

Real Estate Assets

Our real estate assets have increased to $34,445,200 as of September 30, 2020 from $24,826,700 as of December 31, 2019. This increase was due to an increase in the number of houses under construction and the purchase of an additional 98 undeveloped lots in the Soundview Estates development.

Liabilities

Liabilities increased from $32,987,200 as of December 31, 2019 to $37,370,500 on September 30, 2020. This increase is related to an increase in construction loans of $2,234,500 to accommodate increased production volume during the period, an increase in deferred revenue of $1,297,400 related to the receipt of a nonrefundable earnest money deposit for the sale of lots to a national public builder which is expected to close in the fourth quarter of 2020, and $2,002,900 for the purchase of additional equipment via financing loans.

Cash Balance

As of September 30, 2020, our cash balance was $2,351,900 compared to $430,000 as of December 31, 2019.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2020 and 2019 was $9,858,700 and $6,325,700, respectively. The net loss for the nine months ended September 30, 2020 and 2019 was $1,848,300 and $1,659,700, respectively.

Investing Activities

Net cash used in all investing activities for the nine months ended September 30, 2020 was $70,700 as compared to $317,900 for the nine months ended September 30, 2019, For the nine months ended September 30, 2020, $401,100 was used for the acquisition of new property and equipment. Additionally, we received proceeds from the sale of equipment of $330,400.

Financing Activities

Net cash provided by all financing activities for the nine months ended September 30, 2020 was $11,851,300 as compared to $6,711,000 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we completed our Initial Public Offering and received net proceeds of $10,789,100, made net borrowings on construction of $1,344,200 and borrowed $582,500 from the Paycheck Protection Program. These cash in-flows were offset by net payments on both equipment loans of $476,700 and financing loans of $380,000. During the nine months ended September 30, 2019, we received $7,476,300 in net proceeds from construction loans. These cash inflows were offset by a $371,600 distribution of land and related mining bond to an investment company owned by our Chief Executive Officer and President, $254,800 in payments on equipment loans and $138,900 in payments on financing leases.

Net Loss

For the nine months ended September 30, 2020, we incurred a net loss and net cash used by operations of $1,848,300 and $9,858,700, respectively.

Cash Resources

Although the expected revenue growth and control of expenses leads management to believe that it is probable that our cash resources will be sufficient to meet cash requirements through the fiscal year ending December 31, 2020, we may require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. In that event, we would be required to change our growth strategy and seek funding on that basis, though there is no guarantee we will be able to do so.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Inflation

Our homebuilding operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage rates which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we may be unable to offset cost increases with higher selling prices.

Critical Accounting Policies

Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk, and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the Evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not operating effectively and that a material weakness was present as of September 30, 2020. The material weakness identified during management’s assessment was a lack of sufficient internal accounting expertise related to GAAP.

As a result of this evaluation, additional analysis was performed to determine whether several steps undertaken by the Company are reasonably likely to materially affect and improve our internal control over financial reporting going forward. These recent steps undertaken by the Company are as follows: hired a Chief Financial Officer with SEC reporting and GAAP experience on September 21, 2020; added an independent audit committee chair with SEC reporting and GAAP experience on October 13, 2020; added another independent board member on October 13, 2020; and engaged a third party firm on October 14, 2020 to perform an objective assessment of our internal control structure and provide Sarbanes-Oxley (SOX) readiness assistance. This assessment is still ongoing and, as such, the results are not yet available.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

The registration statement for our Initial Public Offering became effective on August 28, 2020. On September 1, 2020, we closed on the Initial Public Offering of 2,031,705 shares of our common stock at the public offering price of $6.00 per share, which includes 265,005 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $12,190,200. The net proceeds from our Initial Public Offering after deducting the costs incurred in connection with the Initial Public Offering along with the underwriting discount and the underwriters’ fees and expenses were $10,789,100. In addition, upon closing of the Initial Public Offering, we issued to the underwriters warrants to purchase an aggregate of 88,335 shares of common stock, exercisable at a per share price of $7.50 for a term of four years beginning on August 28, 2021.

The offer and sale of all of the shares of our common stock in the Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-237507) (the “Registration Statement”), as amended. ThinkEquity, a division of Fordham Financial Management, Inc. acted as the sole book-running manager and Aegis Capital Corp. was the co-manager.

There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus filed with the SEC on August 31, 2020 pursuant to Rule 424(b)(4). On September 2, 2020, we completed our purchase of 98 residential lots in Bremerton, Washington from Olympic Views, LLC (“Olympic”), and issued the closing payment of $3,430,000, using a portion of the proceeds from the Initial Public Offering. Sterling Griffin, our Chief Executive Officer and President, owns 50% of Olympic, and as a result, Mr. Griffin had an interest in the purchase price paid to Olympic.

On September 17, 2020, we entered into a Purchase and Sale Agreement for the acquisition of 48 acres currently in the entitlement process for 145 undeveloped lots located in Belfair, Washington for $3,915,000. Closing is expected to take place upon preliminary plat approval, which is anticipated to be on or before March 15, 2021. We made a refundable earnest money deposit of $195,000.

On September 18, 2020, we entered into a Purchase and Sale Agreement to acquire property currently under development for the construction of 36 townhomes located in Bremerton, Washington for $1,500,000. Closing is expected to be on or before March 1, 2021. We made a refundable earnest money deposit of $50,000.

On September 22, 2020, we entered into a Purchase and Sale Agreement for the acquisition of 9.6 acres of land in Port Orchard, Washington for $1,440,000. Closing is contingent on permit approval and is expected to take place on or before June 1, 2021. We made a refundable earnest money deposit of $75,000.

On September 24, 2020, we entered into a Purchase and Sale Agreement to acquire property for the construction of 30 townhomes located in East Bremerton, Washington for $1,800,000. Closing is expected to take place on or before March 1, 2021. We made a refundable earnest money deposit of $25,000.

Other than as disclosed above, there were no other direct or indirect payments to directors, officers, affiliates, or persons owning 10% or more shares of common stock.

In addition, net proceeds from our Initial Public Offering was used to purchase Directors and Officers insurance. The cost of this policy is $1,531,900. Payments on this policy made in the third quarter of 2020 were $431,600.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On October 13, 2020, our Board of Directors deemed it in the best interests of us and our stockholders to approve the adoption of our 2020 Restricted Stock Plan. On October 20, 2020, certain of our stockholders took action by a Majority Written Consent in Lieu of a Special Meeting authorizing the adoption of the 2020 Restricted Stock Plan. The Information Statement related to the aforementioned action was first mailed on or about November 12, 2020, and the Plan shall be effective 20 calendar days thereafter.

On August 27, 2020, our Board of Directors established a Nominating and Corporate Governance Committee (the “Nominating Committee”) and a Compensation Committee (the “Compensation Committee” and the Nominating Committee and Compensation Committee is collectively referred to herein as the “Committees”). We are taking advantage of Nasdaq’s allowable phase in provisions, so that each of the Committees shall initially have at least one independent director, a majority of independent committee members within 90 days of the date we ceased to be a controlled company, and all independent committee members within one year of the date we ceased to be a controlled company. Currently, we have three members in the Nominating Committee, of which one is independent, and three members in the Compensation Committee, of which one is independent.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	2020 Restricted Stock Plan

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: November 16, 2020	By	/s/ Sterling Griffin
Sterling Griffin
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 16, 2020	By	/s/ Lynda Meadows
Lynda Meadows
Chief Financial Officer
(Principal Financial and Accounting Officer)

