Form 10-K
period 2020-12-31
Harbor Custom Development, Inc.
filed 2021-03-31
CIK 1784567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 001-39266

HARBOR CUSTOM DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

Washington	46-4827436
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11505 Burnham Dr., Suite 301

Gig Harbor, Washington 98332

(Address of principal executive offices, including zip code)

(253) 649-0636

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, no par value per share	HCDI	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The registrant’s initial public offering was effective on August 28, 2020. As a result, there was no aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock, no par value, outstanding as of March 26, 2021 was 14,873,094.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income, and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report speak only as of the date of this document, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward-looking statements:

●	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates, and inflation;

●	continued or increased downturn in the homebuilding industry;

●	changes in assumptions used to make industry forecasts;

●	continued volatility and uncertainty in the credit markets and broader financial markets;

●	our future operating results and financial condition;

●	our business operations;

●	changes in our business and investment strategy;

●	availability of land to acquire and our ability to acquire such land on favorable terms or at all;

●	availability, terms, and deployment of capital;

●	shortages of or increased prices for labor, land, or raw materials used in housing construction;

●	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;

●	the cost and availability of insurance and surety bonds;

●	changes in, or the failure or inability to comply with, governmental laws and regulations;

●	the timing of receipt of regulatory approvals and the opening of projects;

●	the degree and nature of our competition;

●	our leverage and debt service obligations;

●	general volatility of the capital markets;

●	availability of qualified personnel and our ability to retain our key personnel;

●	our financial performance;

●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;

●	the extent to which the COVID-19 pandemic impacts our business; and

●	additional factors discussed under the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Our Business.”

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Annual Report and the documents that we reference and have filed as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Annual Report or to conform such statements to actual results or revised expectations, except as required by law.

PART I

Throughout this Annual Report, references to the “Company,” “HCDI,” “we,” and “our” refer to Harbor Custom Development, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS

Our Company

We are a real estate development company involved in all aspects of the residential real estate industry including land acquisition, entitlements, construction of project infrastructure, home building, marketing, and sales of various single and multifamily projects in the states of Washington, California, and Texas. We have constructed single-family communities and homes in Gig Harbor, Bremerton, Silverdale, Bainbridge Island, Belfair, Allyn, and Port Orchard, Washington, and have single-family homes in various early stages of plan development in California and Texas. Our business strategy is focused on the acquisition of land to develop property for the construction and sale of residential lots, home communities, and multi-family properties within a 30 to 60-minute commute to major metropolitan employment corridors.

Our portfolio of offered lots, home plans, and finishing options, coupled with a historic low inventory of residential and multi-family housing in our principal geographic areas, currently provide a diverse product portfolio and an opportunity to increase revenue and overall market share. In addition to our single-family residential projects, we plan to build and sell townhomes and anticipate commencement of land development for two condominium sites in 2021. In an effort to strategically control the expanding needs of our corporate team, we have committed to purchase the office building that we currently lease for our corporate headquarters. We expect to make a 25% down payment using cash from operations or financing and finance the remaining 75% with a standard bank loan (mortgage).

Since 2015, we have grown quickly with increasing revenues each year of operation. For the years ended December 31, 2020 and December 31, 2019, our total revenues were $50,397,000 and $30,953,500, respectively. On December 31, 2020, our backlogs of fully executed contracts for the sale of developed residential lots and single-family homes were $7,000,000 and $2,052,576, respectively.

With $8,022,800 in heavy equipment, our infrastructure development division efficiently constructs a diverse range of residential communities and improved lots in a cost-effective manner. We utilize heavy equipment to develop raw land and through this process create residential subdivisions and multi-family communities. The equipment is primarily used for land clearing, site development, public and private road improvements, installation of wet utilities such as sewer, water, and storm sewer lines, in addition to construction of dry utilities lines for power, gas, telephone, and cable service providers.

Recently completed projects include New Brooklyn (Q3 2019); Saylor View Estates (Q1 2020); Valley View Estates (Q4 2020); and Lakeland Village (Q1 2021).

Home and Finished Lot Sales

In 2019, we sold 46 homes and 61 finished building lots. Our 2019 single-family home selling prices ranged from $410,000 for first-time buyers to $950,000 in the luxury home market. The 61 building lot sales represented 24% of total revenue in 2019.

In 2020, we sold 76 homes and 104 finished building lots. Our 2020 single-family home selling prices ranged from $413,400 to $779,000. The 104 building lot sales represented 25% of total revenue in 2020.

We are a general contractor and construct single-family homes utilizing a base of employees in conjunction with third-party subcontractors. All subcontractors are licensed and bonded.

Strategy

Our strategy is driven by the following:

Provide Superior Quality and Homeowner Experience and Service

Our core operating philosophy is to provide a positive and memorable experience to our homeowners through active engagement in the building process, to provide our customers with customization options to suit their lifestyle needs, and enhancing communication, knowledge, and satisfaction. We engineer our homes for energy-efficiency which is aimed at reducing the homeowner’s environmental impact and energy costs.

We seek to maximize customer satisfaction by offering affordable homes that are built with quality materials and craftsmanship, exhibit distinctive design and floor plans, emphasize energy efficiency, and are situated in premium locations. Our competitive edge in the selling process focuses on the home’s features, design, and available options. Our goal is not just to build houses, but rather to create desirable communities through superior design and execution.

New home buyers’ needs are met across multiple communities and price points by maintaining a substantial inventory of ready to build lots and designer home plans. Further, our business model enables buyers to overcome the significant inventory and pricing challenges present in high growth metropolitan markets. We provide new home buyers the opportunity to purchase high quality personalized homes at competitive pricing and in a desirable timeframe.

Focus on Efficient Operations

We strive to control costs through a disciplined planning process. Detailed budgets are prepared for all cost categories. Budgets are closely monitored throughout the building process, as we continue to revisit and update the budget on an ongoing basis. Many components are provided by subcontractors and significant effort is expended to assure that scopes of work are complete and inclusive. Contract variances and change orders are closely scrutinized for appropriateness. At the sale and closing of each home in a project, the estimated and final margins are compared, and variances are identified and investigated to better control costs on future homes in the project. We believe our disciplined process of setting realistic budgets and expectations, monitoring, and evaluating them and making any necessary adjustments to correct deviations going forward enables us to prudently control our costs.

Strategic Partnerships/Cost Control

Our business model is flexible and facilitates partnering with companies that specialize in their local markets, including residential builders, general contractors, and land developers. By partnering with these specialists, our cost structure can be closely managed. Further, all internal shared services are centralized at our corporate office in Washington state. Centralized functions include purchasing, accounting, finance, legal, transaction coordination, and permitting. Centralizing these important functions keeps our infrastructure costs under tight control.

Our Markets

Our business strategy is focused on the acquisition of land for development purposes and the design, construction, and sale of residential lots, single-family homes, townhomes, and condominiums in the rapidly growing Puget Sound region of Western Washington, with further expansion underway into other similar markets in California and Texas.

Our Products

We offer a wide range of finished single-family lots and high-quality homes in the markets we serve, while striving to maintain appropriate consumer product and price level diversification. We focus on underserved consumer groups for each of our locations while attempting to diversify so that our land portfolio is not overly concentrated in any one area. The ability to build at multiple price points enables us to easily adjust to changing consumer and market demands. Buyer profiles are developed for each market and neighborhoods and homes are designed with the specific needs of those buyers in mind.

Land Acquisition and Development Process

We execute an integrated business model to monetize land during three distinct stages of the development cycle. As a result, risks may be mitigated by providing multiple exit points for our real estate assets.

●	Sale of Entitled Land – Property sold following the controlling jurisdiction’s approval of a permitted residential or other use.

●	Sale of Finished Lots - Property sold after infrastructure completed including all roads, sidewalks, and utilities.

●	Sale of Completed Building Product – Property sold following construction of a single-family home or condominium.

Our acquisition process generally includes the following steps to reduce development and market cycle risk:

●	review of the status of entitlements and other governmental processing, including title reviews;

●	complete due diligence on the land parcel prior to committing to the acquisition;

●	prepare detailed budgets for all cost categories;

●	complete environmental reviews and third-party market studies; and

●	utilize options, when necessary.

Before purchasing large land tracts, we also engage outside engineers and consultants to help review the proposed acquisition and assist with community and home design.

Homebuilding, Marketing, and Sales Process

Our philosophy is to provide a positive, memorable experience to homeowners by actively engaging them in the building process and by enhancing communication, knowledge, and satisfaction. Options are available to suit individual and family lifestyle needs. Home designs include features such as outdoor living spaces, one-story living, and first floor master bedroom suites to appeal to universal design needs. Our homes are engineered for energy-efficiency which is aimed at reducing impact on the environment and lowering energy costs to our homebuyers.

We sell our homes through independent real estate brokers. Sales representatives and independent brokers assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of options. We, along with our design consultants, strive for superior design choices that coincide with the lifestyles of targeted homebuyers.

Our selling agents and brokers advertise directly to potential homebuyers through the internet and in newspapers and trade publications, as well as through marketing brochures and newsletters.

Construction may start when a customer has selected a lot, chosen a floor plan, and received preliminary mortgage approval. However, construction often begins prior to that point in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings. Homebuilding revenues are recognized when home sales are finished and closed and title and possession are transferred to the buyer.

Our sales contracts typically require an earnest money deposit. Buyers are generally required to pay an additional deposit when they select options or upgrades for their homes. The amount of earnest money required varies between markets and communities, but typically averages 2.5% of the total purchase price of the home. Most of our sales contracts stipulate that when homebuyers cancel their contracts with us, following a stipulated period of time, we have the right to retain their earnest money and option deposits. Our sales contracts may also include contingencies that permit homebuyers to cancel and receive a partial refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified time period or if they cannot sell an existing home. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer varies depending on customer preferences, permit approval, and construction cycles.

Customer Relations, Quality Control, and Warranty Programs

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to reduce building deficiencies. The quality and workmanship of the subcontractors we employ are monitored with regular inspections and evaluations, seeking to ensure that all standards are met.

We maintain quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, closing, and post-closing periods. These employees are also responsible for providing post-sale customer support. Our quality and service initiatives include providing customers with a comprehensive walk-through of their home prior to closing.

Warranty Programs

We provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing and warranties covering structural systems for six years from the time of closing in connection with our general liability insurance policy. We believe our warranty program meets or exceeds terms customarily offered in the homebuilding industry. The subcontractors who perform most of the actual construction also provide us with customary warranties on their workmanship.

Materials

When constructing residential housing, we use various materials and components. The typical build time for our single-family homes is four to six months, during which time materials are subject to price fluctuations. Such price fluctuations are caused by several factors, among them seasonal variations in availability, international trade disputes and resulting tariffs, and increased demand for materials as a result of the improved housing market. The current trade dispute with China has the potential to increase our cost on certain materials such as quartz slabs for countertops, finished hardware, lighting fixtures, and engineered hardwood used in residential flooring. While it has had a minimal effect on our sourcing of materials and supplier components thus far, the continuing COVID-19 pandemic could impact our sourcing needs in the future.

Our material suppliers are subcontractors that are licensed, bonded, and insured. Each subcontractor provides a bid for the work required and is awarded a contract based on price, reputation, and ability to meet our time frames.

Our material suppliers provide us with credit terms for materials used in the construction of our homes. Credit terms range from a 30 to 60-day payment cycle following their delivery or installation of a product or service.

COVID-19

On March 25, 2020, the Governor of Washington imposed a complete moratorium on construction of single-family low-risk construction in the State (the “Moratorium”). We had to cease construction operations on that date. The Moratorium was lifted on April 24, 2020, provided that safety measures were implemented, including the creation of a COVID-19 safety plan, exposure response procedure plan, and mandatory construction site safety meetings. We implemented the safety measures and re-started housing construction activities. The possibility remains that the Governor could impose new or additional requirements or restrict or completely halt construction again depending on the development of the COVID-19 infection rate.

We have not, at this time, experienced any cancelled sales contracts. We have experienced some supply-chain issues with both cabinetry and appliances related to COVID-19. As of the date of this Annual Report, our projects are on-schedule and operations are not being materially impacted by the COVID-19 pandemic.

Seasonality

We experience seasonal variations in our quarterly operating results and capital requirements. Historically, new order activity is highest during the spring and summer months. As a result, most home closings, and resulting revenue occur in the third and fourth quarters of a given fiscal year. Historical results are not necessarily indicative of current or future homebuilding activities.

Governmental Regulation and Environmental Matters

We are subject to numerous local, state, federal, and other statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subject to periodic delays, changes in use, less intensive development, or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal, and other statutes, ordinances, rules, and regulations concerning the environment. The particular environmental laws which apply to any given construction site vary according to the site’s location, its environmental conditions, and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. From time to time, the Environmental Protection Agency (the “EPA”) and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions imposed on us may increase our costs. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and remediate hazardous or toxic substances or petroleum product releases and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. In addition, in those cases where an endangered species is involved, environmental rules and regulations can result in the elimination of development in identified environmentally sensitive areas. To date, we have never experienced a significant environmental issue.

Competition and Market Factors

We face competition in the homebuilding industry, which is characterized by relatively low barriers to entry. Homebuilders compete for, among other things, home buying customers, desirable land parcels, financing, raw materials, and skilled labor. Increased competition may prevent us from acquiring attractive land parcels on which to build homes or make such acquisitions more expensive, hinder our market share expansion, or lead to pricing pressures on existing homes that may adversely impact our margins and revenues. Competitors may independently develop land and construct housing units that are superior or substantially similar to our products and because they are or may be significantly larger, have a longer operating history, and have greater resources or lower cost of capital than us, may be able to compete more effectively in one or more of the markets in which we operate or plan to operate. We also compete with other homebuilders that have longer standing relationships with subcontractors and suppliers in the markets in which we operate or plan to operate.

Human Capital

As of the date of this Annual Report, we had 40 full-time employees. None of our employees are members of any organized labor union or covered by a collective bargaining agreement. One of our independent contractors employs union members.

We have been taking guidance from the State of Washington regarding COVID-19 protocols in the workplace. Some employees that are able to perform their job functions remotely are working remotely. However, this may change if there are any other developments in state or local law, and on a case-by-case basis. The safety and well-being of our employees are important to us and several higher-risk employees work from home for periods of time.

Pursuant to recent amendments to the Washington Business Corporation Act (WBCA), effective June 11, 2020, public corporations are required to have a “gender-diverse board” or otherwise provide a “board diversity discussion and analysis” to its shareholders. Currently, our board of directors is not gender diverse and is comprised entirely of men. However, we have taken steps to comply with the requirements of the WCBA at the applicable time by identifying candidates for our board of directors who meet the board diversity requirement and plan to nominate them at our next annual shareholders meeting.

Available Information

Our website address is www.harborcustomhomes.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other publicly filed documents, including all exhibits filed therewith, are available and may be accessed free of charge through the “Investor Relations” section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC at www.sec.gov. Also available through the “Investor Relations” section of our website are reports filed by our directors and executive officers on Forms 3, 4, and 5, and amendments to those reports. Our website and included or linked information on the website are not incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

We lease our office space (Suites 301 - 303, 11505 Burnham Dr., Gig Harbor, Washington) under a lease initiated as of December 19, 2017 for a 60-month period from March 1, 2018 through February 28, 2023.

Additionally, we lease land where one of our field offices is located and to store our heavy equipment (9000 W. Werner Road, Bremerton, Washington) under a lease initiated as of January 28, 2019 for a 24-month period from February 1, 2019 through February 1, 2021 and renewal period from March 9, 2021 through March 9, 2022.

The following table summarizes certain key metrics of the residential properties we own or control:

Community Name	Location	Unsold Units	Business Plan	Contracted Value	Status
Port Washington Park	Washington	2	Build and sell homes	N/A	Own
Sound View Estates 4	Washington	25	Build and sell homes	N/A	Own
Sound View Estates 6	Washington	50	Sell finished lots	$7,000,000	Own
Sound View Estates 7	Washington	99	Sell land/fee build to finished lots	$8,910,000	Own
Broadmoor Commons	Washington	34	Build and sell homes	$2,040,000	Control
Mills Crossing	Washington	36	Build and sell homes	$1,500,000	Control
Port Orchard Condo	Washington	144	Build and sell homes	$1,440,000	Control
Belfair Condominiums	Washington	234	Build and sell homes	N/A	Own
Belfair Single Family	Washington	144	Sell land/fee build to finished lots	$3,915,000	Own
Dark Horse	California	68	Build and sell homes	$9,709,300	Own
Creek’s Edge	Texas	2	Build and sell homes	$535,000	Control
The Ranch at Lakeside	Texas	4	Build and sell homes	$915,000	Control
Horseshoe Bay	Texas	30	Build and sell homes	$2,500,000	Control
Sierra College	California	4	Build and sell homes	$1,100,000	Control
Croftwood	California	55	Build and sell homes	$6,850,000	Control
Bunker Ranch	Texas	4	Build and sell homes	$630,000	Own
Flintrock	Texas	1	Build and sell home	$220,000	Own
Rocklin	California	22	Build and sell homes	$3,944,050	Own
LaVentana	Texas	9	Build and sell homes	$1,584,350	Own
Westry Village	Washington	70	Build and sell homes	$4,900,000	Control
Pacific Ridge	Washington	80	Build and sell homes	$2,000,000	Control

Contracted values are not shown for properties that have been owned for a significant period of time and have unspent development costs or those projects in the close-out phase. This table is meant to illustrate the volume of our owned and controlled properties on the date of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, or results of operation. However, we may from time to time after the date of this Annual Report become subject to claims and litigation arising in the ordinary course of business. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which such claim or litigation is resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention, and may materially adversely affect our reputation, even if favorably resolved.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “HCDI.”

Dividends

We have not declared a dividend on our common stock, and we do not anticipate the payment of dividends in the near future as we intend to reinvest profits to grow our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, and such other factors as our board of directors deems relevant in its sole discretion.

Number of Holders of Record

We have approximately nine record holders of our common stock as of the date of this Annual Report according to the records of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Our transfer agent is Mountain Share Transfer, Inc., 2030 Powers Ferry Rd. SE, Suite # 212, Atlanta, Georgia 30339. Their telephone number is (404) 474-3110.

Use of Initial Public Offering Proceeds

On September 1, 2020, we sold 2,031,705 shares of our common stock in an initial public offering at a price of $6.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-237507), which was declared effective by the Securities and Exchange Commission on August 28, 2020. The aggregate proceeds to us were approximately $10.8 million reflecting gross proceeds of $12.2 million, net of underwriting fees and other offering costs. During the period from the offering through December 31, 2020, we used the proceeds from the initial public offering as follows: approximately $3.3 million for land acquisition and development, approximately $3.4 million to purchase land from Olympic Views, LLC; approximately $790,000 for Directors and Officers insurance; $1.1 million for debt reduction; and approximately $50,000 to fund our operations. There was no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 31, 2020 pursuant to Rule 424(b)(4).

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes filed as a part of this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, assumptions, and other factors currently known to us, which could cause our financial results subsequent fiscal years to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

Overview

Please refer to “Item 1. Business” for a general description of our business and “Item 2. Properties” for details regarding the location and key metrics about our various properties.

Consolidated Financial Data

(dollars rounded to nearest hundred except for share and per share data)	Years Ended December 31,
	2020 Audited	2019 Audited

Consolidated Statement of Operations:
Revenues	$50,397,000	$30,953,500
Cost of sales	48,393,800	27,645,100
Gross margin	2,003,200	3,308,400
Operating expenses	5,493,900	3,466,800

Loss from operations	(3,490,700)	(158,400)
Other income (expense)	(154,600)	(279,200)
Loss before income tax	(3,645,300)	(437,600)
Income tax benefit (expense)	(116,800)	634,600
Net income (loss)	(3,762,100)	197,000
Loss attributable to the non-controlling interest	(229,300)	(38,600)
Income (loss) attributable to common shareholders	$(3,532,800)	$235,600

Basic and diluted earnings (loss) per share	$(0.84)	$0.07

Balance Sheet Data (end of period):
Cash	$2,396,500	$430,000
Real estate	20,370,300	24,826,700
Total assets	33,617,900	31,762,300
Total debt	23,606,900	29,135,500
Total liabilities	27,203,200	32,987,200
Equity (deficit)	6,414,700	(1,224,900)

Comparison of the Years Ended December 31, 2020 and 2019

Revenues

We currently generate revenue from the following sources: (1) sales of single-family homes, (2) sales of developed lots and other real estate investments, and (3) sale and transport of raw materials to third parties. We recognize revenue on both the sale of homes and land when title and possession of the property has transferred to the buyer. Revenue from the sale and/or transport of raw materials is recognized at the time the service is performed.

Our revenue increased by approximately 63% to $50,397,000 during the year ended December 31, 2020, from $30,953,500 for the year ended December 31, 2019. Revenue growth was attributable to an increase in the number of home and finished lot sales during the period. In 2019, we sold and closed 46 homes in two communities, and 61 finished building lots in one community. In 2020, we sold and closed 76 homes in five communities and 104 finished building lots in two communities.

Gross Margin

Our gross margin percentage decreased to 4.0% for the year ended December 31, 2020 as compared to 10.7% for the year ended December 31, 2019. Our significant components of cost of sales are land and land development, direct vertical costs of construction, and interest and other indirect costs. If cost of sales interest is excluded, the gross margin percentage would be 10.4% for the year ended December 31, 2020, compared to 14.0% for the year ended December 31, 2019. We believe this information is meaningful as it isolates the impact that indebtedness has on gross margin and permits readers to make better comparisons with our competitors who adjust gross margins in a similar fashion. Our decrease in gross margins from 2020 to 2019 was a result of (i) unanticipated costs related to the 104 finished lots that were sold to a national home builder, as more blasting and drilling was done on the site than initially planned, which caused cost overruns and timing delays, contributing to increased financing costs; and (ii) three home sales from one of our legacy communities had negative margins as a result of extended carrying costs when the homes sold slower than initially anticipated. Each project has margins unique to the subdivision based on the cost of the land, development cost, and product type sold.

Operating Expenses

Operating expenses increased $2,027,100 or 58.5%, to $5,493,900 during the year ended December 31, 2020, from $3,466,800 for the year ended December 31, 2019. The increase was due to the following:

1.	Insurance costs increased by $583,900, primarily driven by the purchase of directors and officer’s insurance (“D&O Insurance”);
2.	Additional payroll expense of $485,400 related to staffing changes and compensation increases;
3.	Depreciation and amortization of $297,600 related to the acquisition of heavy construction equipment;
4.	Commission payments of $259,500 related to increased sales of construction materials;
5.	Professional fees of $172,100 for consulting fees not directly attributable to our initial public offering; and
6.	Stock compensation of $115,700.

Other Income (Expense)

Other expense decreased by $124,600 or 45% to $(154,600) for the year ended December 31, 2020, from expense of $(279,200) for the year ended December 31, 2019. The decrease was driven by forgiveness of our PPP loan of $562,300 offset by loss on the sale of equipment of $267,700 and forfeited escrow deposits of $80,300.

Income Tax Benefit (Expense)

Our income tax benefit (expense) for the year ended December 31, 2020 is reflective of our effective annual tax rate of (3.2)% due to the benefit expected to be realized from net operating losses which had a valuation allowance per ASC 740 applied to our deferred tax asset. Income tax benefit (provision) decreased $751,400 or (118%) to $(116,800) for the year ended December 31, 2020 from $634,600 for the year ended December 31, 2019.

Net Income (Loss)

Our net income (loss) decreased by $3,959,100 for the year ended December 31, 2020 with a net loss of $(3,762,100) from net income of $197,000 for the year ended December 31, 2019. The increase in net loss is primarily attributable to a decrease in margin and an increase in our operating expenses, as described above.

Liquidity and Capital Resources

Overview

Our principal uses of capital were operating expenses, land purchases, land development, home construction, and the payment of routine liabilities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating increasingly positive margins in our homebuilding operations and acquiring desirable land positions in order to maintain a strong balance sheet and keep us poised for growth.

We employ both debt and equity as part of our ongoing financing strategy to provide us with the financial flexibility to access capital on the best terms available. In that regard, we employ prudent leverage levels to finance the acquisition and development of our lots and construction of our homes. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse.

Our management considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets, and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. Our governing documents do not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our shareholders.

The terms of construction loans are one year and range in interest rates from 8% to 40%. The terms of equipment loans are one to five years and range in interest rates from 0.00% to 14.41%.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property level debt and mortgage financing, and other public, private, or bank debt.

Material Indebtedness

As of December 31, 2020, we had real estate loans (excluding debt discount) of $16,582,400, equipment loans of $5,595,500, and finance leases of $999,400. As of December 31, 2019, we had real estate loans (excluding debt discount) of $25,024,700, equipment loans of $3,476,800, and finance leases of $520,700. The decrease in construction loans is due to sale of lot inventory in 2020 and the increase in equipment and finance loans is due to the purchase of additional construction equipment used to increase our capacity to develop lots as quickly as possible. As of December 31, 2020, we had a D&O insurance loan of $741,200 due to the purchase of D&O insurance. All construction loans are secured by related property and equipment and finance loans by the related equipment. (See footnotes 5, 6, 7, 11, and 12 to the audited financial statements for terms and interest rates.)

Cash Flows

Operating Activities

For the year ended December 31, 2020, net cash provided by operating activities was $3,017,800 resulting from a net loss of $(3,762,100), $699,800 in non-cash items, and a $6,080,100 net cash inflow from changes in working capital. Non-cash expenses consisted of $878,700 depreciation and amortization, $267,700 loss on sale of equipment, $115,700 stock compensation, and PPP loan forgiveness $(562,300). The increase in cash resulting from changes in working capital consisted primarily of a $6,755,900 decrease in real estate work in process and change in all other components of working capital of $(675,800).

For the year ended December 31, 2019, net cash used by operating activities was $3,184,900 resulting from net income of $197,000, $588,200 in non-cash items, and a $3,970,100 net cash outflow from changes in working capital. Non-cash items consisted primarily of depreciation and amortization expense of $581,100. The decrease in cash resulting from changes in working capital consisted primarily of a $6,089,900 increase in real estate work in process and increase in accounts payable and accrued expense of $2,969,400.

Investing Activities

For the year ended December 31, 2020, net cash provided in investing activities was $579,200 resulting from proceeds from sale of equipment of $987,200 and for purchase of property and equipment of $408,000.

For the year ended December 31, 2019, net cash used by investing activities was $402,800 for the purchase of equipment.

Financing Activities

For the year ended December 31, 2020, net cash used in financing activities was $1,630,500, the major components of which include $10,789,000 from the issuance of stock, $582,800 from the proceeds of a PPP loan, $10,470,200 net repayment of constructions loans and related party construction loans, repayment of equipment loans of $1,409,000, repayment of a D&O insurance loan of $484,300, and repayment of financing leases of $564,400.

For the year ended December 31, 2019, net cash provided by financing activities was $3,796,800, of which $4,907,100 was from construction loans, repayment of equipment loans of $444,900, repayment of financing leases of $185,100, and distributions of $488,400.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of business, we enter into land purchase contracts in order to procure lots for the construction of our homes. We are subject to customary obligations associated with entering into contracts for the purchase of land and improved lots. These purchase contracts typically require a cash deposit, and the purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements, including obtaining applicable property and development entitlements.

Contractual Obligations Table

The following table summarizes our future estimated cash payments under existing contractual obligations, including interest payments on long-term debt, as of December 31, 2020, including estimated cash payments due by period.

	Payments Due by Period (rounded to the nearest hundred)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Construction loans (excluding debt discount)	$16,582,400	$16,582,400	-	-	-
Equipment loans	5,595,500	1,495,300	4,042,600	57,600
Finance leases	999,400	368,000	631,400	-	-
D&O insurance loan	741,200	741,200	-	-	-
PPP loan	19,300	14,600	4,700	-	-
Operating leases	841,700	291,300	550,400	-	-

Total	$24,779,500	$19,492,800	$5,229,100	$57,600	-

Inflation

Our homebuilding operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage rates which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we are often unable to offset cost increases with higher selling prices.

NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Our principal business activity involves acquiring raw land and developed lots for the purpose of building and selling single family and multi-family dwellings in the Puget Sound region of Washington State, California, and Texas. We utilize our heavy equipment resources to develop an inventory of finished building lots and provide development infrastructure construction, on a contract basis, for other home builders. Single family construction and infrastructure construction contracts vary but are typically less than one year.

On August 1, 2019, we changed our name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

Principles of Consolidation

The consolidated financial statements include all of our subsidiaries. For a list of our subsidiaries and our attributable interests in them, please refer to Note 1 – Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Basis of Presentation

The discussion and analysis of our financial condition and results of operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The following is a summary of our most critical accounting policies. Please refer to Note 1 – Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements

Our board of directors and stockholders approved a 1-for-2.22 reverse split of our common stock, which was effected on April 15, 2020. The reverse split combined each 2.22 shares of our outstanding common stock into one share of common stock. No fractional shares were issued. All references to our securities have been adjusted in the financial statements to reflect the split of our common stock as if it had occurred at the beginning of the earliest period presented.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

We recognize all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Options and warrants are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered and have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation expense is reversed in the period related to the termination of service.

Stock-based compensation expenses are included in selling, general, and administrative expenses in the consolidated statement of operations. Please refer to Note 1 – Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for further discussion on our stock based compensation.

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is the amount of earnings (or loss) attributable to each share of common stock. Pursuant to ASC 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options, or warrants.

Fair Value of Financial Instruments

For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of our short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, we consider all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2020 or 2019.

Accounts Receivable

Accounts receivable are reported at the amount we expect to collect from outstanding balances. We provide an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information, and existing economic conditions. We determine if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowances for doubtful accounts were $0 and $11,300 as of December 31, 2020 and 2019.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the estimated useful lives. Please refer to Note 1 – Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC 805, “Business Combinations,” where acquired assets are recorded at fair value. Interest, property taxes, insurance, and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are expensed when the underlying asset is sold.

We capitalized interest from related party borrowings of $1,024,800 and $1,229,400 for the years ended December 31, 2020 and 2019, respectively. We capitalized interest from third-party borrowings of $2,401,400 and $1,563,700 for the years ended December 31, 2020 and 2019, respectively. Please refer to Note 1 – Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for further discussion on our real estate assets regarding how a property is classified as “held for sale.”

In addition to our annual assessment of potential triggering events in accordance with ASC 360, we apply a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

As of December 31, 2020, and 2019, we did not have any projects that qualified for an impairment charge.

Revenue and Cost Recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contract to provide goods or services to customers. Revenue is recognized when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services.

ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, performance obligations are satisfied. Please refer to Note 1 – Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for further discussion on our revenue recognition of our real estate and construction materials.

Revenues for Real Estate and Construction Materials

Revenues from contracts with customers are summarized by product category as follows for the years ended December 31:

	2020	2019
Real Estate	$49,814,500	$30,683,400
Construction Materials	582,500	270,100
Total Revenue	$50,397,000	$30,953,500

Cost of Sales

Land acquisition costs are allocated to each lot based on the size of the lot in relation to the size of the total project. Development cost and capitalized interest are allocated to lots sold based on the same criteria.

Costs relating to the handling of recycled construction materials and converting items into usable construction materials for resale are charged to cost of sales as incurred.

Advertising

Costs for designing, producing, and communicating advertising are expensed as incurred. Advertising expenses for the years ended December 31, 2020 and 2019 were $37,500 and $67,500, respectively.

Leases

On January 1, 2019, we adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and related liability on the consolidated balance sheet in the amount of $474,200 related to the operating lease for office and warehouse space.

As part of the adoption, we elected the practical expedients permitted under the transition guidance within the new standard. Refer to Note 12 – Leases in Notes to Consolidated Financial Statements for additional disclosures required by ASC 842.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards, and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. We apply the criteria established the FASB Accounting Standards Update No. 2019-12, Income taxes (Topic 740) to determine if any valuation allowances are needed each year.

We recognize a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. There are no uncertain tax positions as of December 31, 2020 and December 31, 2019.

Recent Accounting Pronouncements

Please refer to Note 1 – Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements for additional information about new accounting pronouncements.

Impairment of Long-Lived Assets

As of December 31, 2020 and December 31, 2019, there were no impairment losses recognized for long-lived assets. For further discussion about the Impairment of Long-Lived Assets, please refer to Note 1 – Nature of Operations and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Offering Costs Associated with Public Offerings

We comply with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Cost related to the formation and preparation of our initial public offering were approximately $1,401,100 and, together with the underwriters’ discount, were netted against the proceeds of our initial public offering. We also closed on a follow-on public offering in January 2021. During 2020, we incurred approximately $65,100 of capitalizable costs associated with the follow-on public offering, which will be netted against the proceeds of the follow-on public offering in 2021. These costs were capitalized as of December 31, 2020 and are shown on the balance sheet as Deferred Offering Costs.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in the spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically takes four to six months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs, and related cash outflows have historically been highest in the second and third quarters and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include:

●	a requirement to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in a public offering registration statement;
●	an exemption to provide less than five years of selected financial data in a public offering registration statement;
●	an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act (“SOX”) in the assessment of the emerging growth company’s internal control over financial reporting;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit partner rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer.

We have elected to adopt the reduced disclosure requirements available to emerging growth companies. As a result of this election, the information that we provide in this Annual Report may be different than the information you may receive from other public companies in which you hold equity interests.

We will cease to be an “emerging growth company” upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this Item is set forth beginning on page F-1. See “Item 15. – Exhibits, Financial Statement Schedule” below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ended December 31, 2020.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our principal executive officer and our principal financial and accounting officer, of whether any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) occurred during the year ended December 31, 2020. Based on that evaluation, our management, including our principal executive officer and our principal financial and accounting officer, concluded that there were changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as follows:

●	A SOX 404 scoping memo was completed that identified significant accounts and disclosures and addressed key business and financial reporting processes. A two-tiered approach was used which included both quantitative and qualitative measures.

●	During this review, discussions were conducted with key management members concerning business strategies and initiatives, and their impact on our financial reporting processes and overall transaction streams.

●	Validation as to the completeness of the processes identified from the sources identified above performed by comparing and mapping each of the processes to each of the following sets of information:

1.	COSO Elements - Control Environment, Risk Assessment, Control Activities, Information and Communication, and Monitoring;

2.	Consolidated Financial Statements - Balance Sheet, Income Statement, Cash Flow, Statement of Shareholders’ Interest, and Footnotes;

3.	Relevant Account Assertions and Inherent Risks - Existence and Occurrence, Completeness and Accuracy, Valuation, Rights and Obligations, Presentation and Disclosure, Safeguarding of Assets, Prevention or Detection of Fraud; and

4.	Company Locations, Service Centers, and Accounting Processing Centers for a complete view of associations among company locations and significant processes and major classes of transactions.

By virtue of these comparisons, any deficiencies or gaps noted were identified and added to the listing of business processes and transaction streams which provides a complete listing of processes to which our transactions and functions may be mapped. This list was reviewed for the 2020 SOX 404 process and has been determined to be adequate for the current year assessment process.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our board of directors consists of six directors. We currently have three independent directors. Our directors will serve for one-year terms and until their successors are duly elected and qualified. There is no cumulative voting in the election of directors. Consequently, at each annual meeting, the successors to each of our six directors will be elected by a plurality of the votes cast at that meeting.

Set forth below are the names, ages and positions of our directors and executive officers.

Name	Age	Position with the Company
Sterling Griffin	59	Chief Executive Officer, President, and Chairman of our Board of Directors
Lynda Meadows	61	Chief Financial Officer
Jeffrey B. Habersetzer	31	General Counsel and Secretary
Robb Kenyon	55	Director
Larry Swets	46	Independent Director
Wally Walker	66	Independent Director
Dennis Wong	51	Independent Director
Richard Schmidtke	59	Director

Biographical Information

The following is a summary of certain biographical information concerning our current directors and our executive officers.

Sterling Griffin. Our founder, Sterling Griffin, began his career at James S. Griffin Co. in January 1985 as a principal and Vice President of Marketing, where he focused on the syndication of apartment properties, raw land, and retirement home facilities in the Puget Sound region of Washington State. Beginning in June 1989, Mr. Griffin co-founded several businesses over a 12-year period, while actively self-employed as a real estate broker, investor, and developer. In January 2012, he became the Chief Operating Officer for Hudson Homes LLC, a Washington-based residential builder and developer focused on construction of upscale homes in Pierce and Kitsap Counties, where he was responsible for land acquisition, construction, marketing, and sales. In 2014, Mr. Griffin founded our Company. Mr. Griffin is a lifelong Washington resident who graduated from Colorado College with a Bachelor of Arts degree in History in 1984.

Lynda Meadows. Lynda Meadows is a 25-year industry veteran whose impactful roles at companies such as Weyerhaeuser Company (Fortune 500 REIT), Quadrant Homes, Builders Capital and the international consulting firm, Currie & Brown, illustrate the depths of her broad experience and knowledge. Prior to joining us in September 2020, Ms. Meadows held many positions including Vice President, Senior Vice President, Controller, Treasurer, and Internal Audit Assistant Director for multiple divisions and subsidiaries of Weyerhaeuser, a publicly traded Fortune 500 company headquartered in the Pacific Northwest and listed on the New York Stock Exchange. From 2012 through 2015, Ms. Meadows was the Vice President and Controller at Quadrant Homes when Weyerhaeuser sold its real estate assets to the TRIPoint Group in 2014. Ms. Meadows worked through the transition and maintained her position with Quadrant Homes post acquisition. Ms. Meadows holds a Bachelor of Business Administration degree from Washington State University and is a Certified Public Accountant, Washington State Board of Accountancy.

Jeff Habersetzer. Jeff Habersetzer is our General Counsel and Secretary since January 2020. Mr. Habersetzer, born and raised in the greater Tacoma, Washington area, attended the University of Washington, receiving his Bachelor’s degree in History in 2012. After college, he was employed as a financial underwriter in the acquisitions department of a student-housing real estate owner/operator at University Communities LLC in Denver, Colorado. Subsequently, Mr. Habersetzer went on to Seattle University where he attained his Juris Doctorate and Master’s in Business Administration degree simultaneously, graduating Cum Laude in both programs in 2017. After passing the bar exam in Washington in 2017, Mr. Habersetzer opened his own practice specializing in business contracts, real estate, corporate governance, and other legal matters. Mr. Habersetzer has experience forming and managing corporations, constructing a multitude of business contracts, participating in litigation and disputes, as well as representing lenders in real estate closings and debt agreements, among other legal experience. Mr. Habersetzer has a strong commitment to volunteer work as evidenced by his service on the King County Bar Association Public Policy Committee, his time as a volunteer attorney at the Seattle Neighborhood Legal Clinic, and as a board member and Secretary at the Northwest Children’s Foundation.

Robb Kenyon. Robb Kenyon has been a member of our board of directors since October 2018. Mr. Kenyon served as a Branch Manager and Partner at Seattle Mortgage Company from 1992 through 2004, and then again from 2010 through 2011, where he created, built, and maintained the largest branch in the 60-year history of Seattle Mortgage. He held various managerial positions at Bank of America Home Loans/Countrywide Home Loans from 2004 through 2010. Mr. Kenyon was the California Regional Director of the Home Loan Division of Sterling Savings from March 2011 through March 2012. He was the Director of Regional New Business Development for Cornerstone Home Lending from April 2012 through October 2013. Mr. Kenyon was the Director of Sales – Construction Loans for Builder’s Capital from October 2013 through November 2018. In December 2018, Mr. Kenyon joined as a director of Sound Equity, LLC, a national real estate construction lender. He received his Bachelor of Arts degree in Finance from Seattle University in 1987; graduated from the Aviation Officers Candidate School of the U.S. Navy in 1988; received a Certificate Degree in Construction Management from the University of Washington in 1995; and obtained the Certified New Home Sales Professional Designation from the National Association of Home Builders in 2004; and the Certified Mortgage Bankers Designation from the Mortgage Bankers Association in 2007. Mr. Kenyon is involved in several real estate industry organizations, including the Certified Mortgage Bankers Society, The Seattle Master Builders Association, and The New Home Council.

Larry Swets. Larry Swets has been an Independent Director on our board of directors since February 2020. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets is also the founder and President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries. Mr. Swets has served as Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.) since June 2016; as Chief Executive Officer of FG Financial Group, Inc. (Nasdaq: FGF) (formerly 1347 Property Insurance Holdings, Inc.) since November 2020 after having served as Interim CEO from June through November 2020; and as Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company, since August 2020. Mr. Swets is a member of the board of directors of FG Financial Group, Inc.; FG New America Acquisition Corp. (NYSE: FGNA); GreenFirst Forest Products Inc.; Limbach Holdings, Inc. (Nasdaq: LMB); Insurance Income Strategies Ltd.; Alexian Brothers Foundation; and Unbounded Media Corporation. Previously, Mr. Swets served as the Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 through September 2018, including as its President from July 2010 through March 2017.

Prior to founding Itasca Financial LLC, Mr. Swets served as an insurance company executive and advisor, including the role of Director of Investments and Fixed Income Portfolio Manager for Lumbermens Mutual Casualty Company, formerly known as Kemper Insurance. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. He previously served as a member of the board of directors of Kingsway Financial Services Inc. from September 2013 through December 2018; Atlas Financial Holdings, Inc. (Nasdaq: AFH) from December 2010 through January 2018; FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 through September 2008; United Insurance Holdings Corp. from 2008 through March 2012; and Risk Enterprise Management Ltd. from November 2007 through May 2012. He is a member of the Young Presidents’ Organization. Mr. Swets earned a Master’s degree in Finance from DePaul University in 1999 and a Bachelor’s degree from Valparaiso University in 1997. He also holds the Chartered Financial Analyst (CFA) designation.

Walter “Wally” Walker. Wally Walker has been an Independent Director on our board of directors since October 2020. In 1987, following a nine-year career as a professional basketball player, Mr. Walker began his financial services career at Goldman Sachs & Co., serving as Vice President of Private Client Services, becoming a Chartered Financial Analyst (CFA) in 1992. In 1994, Mr. Walker returned to professional basketball in the front office to become President of the Seattle SuperSonics of the NBA. Beginning in 2001, he took on the additional role of CEO with the SuperSonics, and served as President and CEO of the Seattle Storm of the WNBA. Upon the sale of the Seattle franchises in 2006, Walker founded Hana Road Capital, LLC, an investment advisory firm in 2007, which he continues to own as well as serving as Chief Investment Officer. Since 2005, Mr. Walker has been a member of the Advisory Council of Stone Arch Capital, a Minneapolis based private equity firm. Mr. Walker also serves on the Board of Trustees of Smead Capital Management, a Seattle based mutual fund. In 2017, Mr. Walker was named an independent director on the board of directors of Atlas Financial Holdings, Inc. Mr. Walker graduated from the University of Virginia in 1976 as an Academic All-American with a Bachelor of Arts in psychology. Upon retiring as a player from professional basketball in 1985, he attained a Masters of Business Administration degree from Stanford University Graduate School of Business in 1987.

Dennis A. Wong. Dennis Wong has been an Independent Director on our board of directors and Chair of our Audit Committee since October 2020. Since 2005, Mr. Wong is the owner of and a consultant with Insurance Resolution Group, a consulting firm focused on providing strategic advisory services to the insurance and financial services sector. From 1997 to 2005, Mr. Wong worked in a variety of corporate roles with Kemper Insurance Companies, a leading national insurance provider, including as Chief Financial Officer of its international operations. From 1991 to 1997, Mr. Wong worked as a public accountant with KPMG LLP, where he specialized in accounting and operational advisory services for the insurance industry. Mr. Wong obtained a Bachelor of Arts degree in Economics with an Accountancy Cognate from the University of Illinois. Mr. Wong is a Certified Public Accountant and has served as an independent member of the board of directors for 1347 Property Insurance Holdings, Inc. since August 2015.

Richard Schmidtke, C.P.A. Richard Schmidtke has been a director on our board of directors since October 2018. Mr. Schmidtke is the founder of Schmidtke & Associates, PLLC, a full-service accounting company he founded in August 2008. Mr. Schmidtke has 30 years of public accounting experience. Mr. Schmidtke has played an essential role in the success of numerous businesses in a wide range of industries including tax planning, real estate, retail, and manufacturing. As a native of Tacoma, Washington, Mr. Schmidtke has established strong relationships in the community. His past and current involvement includes past President and current Trustee and Board Member of Tacoma Goodwill Foundation, Trustee of the Tacoma Art Museum, board member of the Tacoma Community Redevelopment Authority Board, and Tacoma Lawn and Tennis Club. Mr. Schmidtke graduated from the University of Washington with a Bachelor of Arts degree in Economics.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters, or control persons has been a party to or executive officer of an entity that has filed any bankruptcy petitions. During the past five years, none of our officers, directors, promoters, or control persons have been convicted or been a named subject of any pending criminal proceedings. During the past five years, none of our officers, directors, promoters, or control persons has been held to have violated any state or Federal Securities laws or any Federal commodities law or otherwise have been subject to any order, judgment, or decree not subsequently reversed, suspended, or vacated permanently enjoining such officer, director promoters, or control persons from the activities enumerated in Regulation S-K Item 4.01(f)(3).

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers, directors, and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC. Based solely on our review of the SEC’s EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2020, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on a Timely Basis	Known Failures to File
Sterling Griffin, Chief Executive Officer, President, Chairman, and Director	1	2	None
Lynda Meadows, Chief Financial Officer	1	1	None
Anita Fritz, Vice President	0	0	None
Jeffrey B. Habersetzer, Secretary	1	2	None
Robb Kenyon, Director	1	3	None
Larry Swets, Director	2	3	None
Wally Walker, Director	1	3	None
Dennis Wong, Director	1	3	None
Richard Schmidtke, Director	1	2	None

Code of Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and agents and representatives, including consultants. A copy of the code of business conduct and ethics is available on our website at www.harborcustomhomes.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

Audit Committee and Audit Committee Financial Expert

We have a separately designated audit committee consisting of Larry Swets, Dennis Wong, and Wally Walker, all of whom are independent directors, and all of whom qualify as financial experts.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following is a summary of the elements of our compensation arrangements paid to our executive officers for fiscal years 2020 and 2019.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Sterling Griffin,	2020	420,000		22,650	(1)	35,154	(2)	60,539	(3)	538,343
Chief Executive Officer and President	2019	244,500	(4)	–		–		184,341	(5)	428,841

Lynda Meadows, Chief Financial Officer	2020	56,167	(6)			81,044	(7)	-		137,211

Anita Fritz,	2020	100,000		–		–		6,475	(8)	106,475
(former) Vice President	2019	76,307	(9)	–		6,480	(10)	4,228		87,015

Jeffrey Habersetzer,	2020	123,854		–		51,644	(11)	3,209	(8)	178,707
General Counsel and Secretary	2019					757	(12)			757

(1)	On December 3, 2020, in his capacity as a member of our board, Mr. Griffin was granted 5,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby equal installments of 1,250 RSUs vest on the last day of each calendar quarter, beginning on December 31, 2020. The grant date fair value of the RSU Award was $4.53.
(2)	On October 13, 2020, in his capacity as a member of our board, Mr. Griffin was granted 20,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 5,000 stock options vest on the last day of each calendar quarter, beginning on December 31, 2020. The exercise price of the stock options is $5.15.
(3)	Consists of credit card cash back of $26,647, $21,070 of health insurance paid by us, car payments of $7,818, and cell phone expenses of $5,004.
(4)	Only took a partial amount of $244,500 of his $450,000 salary for 2019 and waived the outstanding balance. The remaining balance is not an ongoing obligation of ours.
(5)	Consists of credit card cash back of $41,060, car payments of $7,166, $19,325 of health insurance paid by us, and $116,790 in dividends paid to Sterling Griffin in 2019.
(6)	Ms. Meadows was hired on September 21, 2020. This amount reflects the pro-rated portion of Ms. Meadows annual salary.
(7)	On September 21, 2020, in her capacity as Chief Financial Officer, Ms. Meadows was granted 40,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 1,667 stock options vest on the last day of each calendar month, beginning on September 30, 2020. The exercise price of the stock options is $5.00.
(8)	Reflects health insurance payments.
(9)	Ms. Fritz was hired on February 1, 2019. This amount reflects the pro-rated portion of Ms. Fritz’s annual salary.

(10)	Consists of options exercisable for 16,217 shares of common stock at a price of $0.40 per share until May 5, 2021.
(11)	On September 1, 2020, in his capacity as secretary, Mr. Habersetzer was granted 20,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 1,666 stock options vest on the last day of each calendar month, beginning on September 30, 2020. The exercise price of the stock options is $5.00.
(12)	On December 19, 2019, is his capacity as General Counsel, Mr. Habersetzer was granted 9,010 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 250 stock options vest on the last day of each calendar month, beginning on December 31, 2019. The exercise price of the stock options is $0.40.

We believe that the primary goal of executive compensation is to align the interests of our executive officers with those of our shareholders in a way that allows us to attract and retain the best executive talent. We have adopted compensation policies with respect to, among other things, setting base salaries, awarding bonuses, and making future grants of equity awards to our executive officers. Our compensation committee has designed a compensation program that rewards, among other things, favorable stockholder returns, stock appreciation, our competitive position within the homebuilding industry, and each executive officer’s long-term career contributions to us.

The compensation incentives designed to further these goals take the form of annual cash compensation and equity awards, as well as long-term cash and/or equity incentives measured by Company and/or individual performance targets to be established by our compensation committee. In addition, our compensation committee may determine to make equity-based awards to new executive officers in order to attract talented professionals to serve us.

Annual Base Salary. Base salary is designed to compensate our named executive officers at a fixed level of compensation that serves as a retention tool throughout the executive’s career. In determining base salaries, our compensation committee considers each executive’s role and responsibility, unique skills, future potential with us, salary levels for similar positions in our market, and internal pay equity.

Option Plan. Certain executives were issued options pursuant to our 2018 Equity Incentive Plan. We plan to continue to offer option awards to executives, in the discretion of the board of directors, considering the executive’s role and other compensation.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our executive officers in 2020 and 2019:

Name	Grant Date	Number of Securities Underlying Options	Vesting Commencement Date		Exercise Price per share	Expiration Date
Sterling Griffin,	12/31/2018	67,568	01/01/2019	(1)	$0.44	12/31/2023
Chief Executive Officer and President	10/13/2020	20,000	12/31/2020	(2)	$5.15	10/13/2030

Lynda Meadows, Chief Financial Officer	09/21/2020	40,000	09/21/2020	(3)	$5.00	09/21/2030

Anita Fritz, Vice President	02/01/2019	16,217	09/01/2019	(4)	$0.40	05/04/2021

Jeffrey Habersetzer,	12/19/2019	9,010	12/19/2019	(5)	$0.40	12/19/2029
General Counsel and Secretary	09/01/2020	20,000	09/01/2020	(6)	$6.50	09/01/2030

(1)	One hundred percent of the shares subject to this option vested immediately upon granting of the option.
(2)	On October 24, 2020, in his capacity as a member of our board. Mr. Griffin was granted 20,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 5,000 stock options vest on the last day of each calendar quarter, beginning on December 31, 2020.
(3)	One twenty-fourth of the shares subject to this option vest each month, subject to Ms. Meadows continuing to be an employee.
(4)	Ms. Fritz retired on February 4, 2021.
(5)	One thirty-sixth of the shares subject to this option vest each month, subject to Mr. Habersetzer continuing to be an employee.
(6)	One-twelfth of the shares subject to this option vest each month, subject to Mr. Habersetzer continuing to be an employee.

The following table sets forth information regarding restricted stock units (“RSUs”) held by our executive officers in 2020 and 2019:

Name	Grant Date	Number of RSUs Granted	Vesting Commencement Date		Market Value of Stock Award (2)
Sterling Griffin,	12/03/2020	5,000	12/31/2020(	1)	$22,650

(1)	On December 3, 2020, in his capacity as a member of our board, Mr. Griffin was granted 5,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby equal installments of 1,250 RSUs vest on the last day of each calendar quarter, beginning on December 31, 2020.

(2)	The grant date fair value of the RSU Award was $4.53.

Other Elements of Compensation

401(k) Plan. We offer all of our employees, including executives, a 401k safe harbor match, where 100% of contributions are matched on the first 3% of monies contributed on a pre-tax basis from payroll and a 50% match on the next 2% that is contributed on a pre-tax basis from payroll.

Health/Welfare Plans. We have a health care and vision plan available to all employees, including our executives, who become eligible after 60 days of employment.

PTO Plan. Executives may take PTO at any time, at their own reasonable discretion.

Employment Agreements with our Named Executive Officers

Employment Agreement with Sterling Griffin

We have an employment agreement with Sterling Griffin as our Chief Executive Officer and President, effective January 1, 2019. This employment agreement is for a term of ten years with automatic one-year renewals unless either party gives notice of termination at least 30 days prior to the expiration of its initial term or any renewal term. Mr. Griffin is entitled to an annual salary of $420,000, discretionary bonuses in the discretion of the board of directors, 67,568 options pursuant to the 2018 Equity Incentive Plan, an automobile allowance in the discretion of the board, and participation in all benefit plans, such as paid vacation and health insurance. In the event of our termination of Mr. Griffin without cause, Mr. Griffin is entitled to 26 weeks of his then salary as severance.

Offer Letter to Lynda Meadows

On June 7, 2020, Lynda Meadows entered into an employment offer letter with us that provides for Ms. Meadows’ employment as Chief Financial Officer, reporting to our Chief Executive Officer. In accordance with the terms of the offer letter, Ms. Meadows is paid an annual salary of $200,000 and her annual target bonus is 60% of her annual base salary, based on objectives to be determined by the parties. In addition, Ms. Meadows was granted options to purchase 40,000 shares of our common stock pursuant to our 2018 Equity Incentive Plan. Ms. Meadows may participate in all benefit plans, such as paid vacation, health insurance, and our 401k program.

Agreement with Anita Fritz

On August 16, 2018, we sent an offer of employment to Anita Fritz for the full-time position of Vice President with a salary of $85,000. On February 1, 2019, Ms. Fritz was issued 16,217 options pursuant to the 2018 Equity Incentive Plan. As of January 1, 2020, Ms. Fritz was entitled to a salary of $100,000, and participation in all benefit plans, such as paid vacation and health insurance. Ms. Fritz retired on February 4, 2021.

Offer Letter to Jeff Habersetzer

On December 18, 2019, Mr. Habersetzer was offered employment with a starting salary of $112,500, with a bonus retention of $12,500 following a successful one-year performance review. Mr. Habersetzer was issued 20,000 options pursuant to the 2018 Equity Incentive Plan, as well as participation in all benefit plans including health insurance. Mr. Habersetzer’s salary was increased to $140,000 on June 15, 2020. On March 22, 2021 Mr. Habersetzer’s salary was increased to $160,000.

Director Compensation

The following table sets forth information regarding the compensation earned for service on our board of directors in 2020. We reimburse all directors for their reasonable out of pocket expenses incurred in connection with the performance of their duties as directors, including without limitation, travel expenses in connection with their attendance in-person at board and committee meetings.

Director Name	Cash	Restricted Stock Awards(2)		Option Awards(3)		Total
Sterling Griffin(1)		$22,650		35,154		$57,804
Richard Schmidtke(1)		$22,650		35,154		$57,804
Robb Kenyon(1)		$22,650		35,154		$57,804
Larry Swets(1)		$22,650		35,200	(4)	$57,850
Dennis Wong	$25,000	$40,770	(5)	35,154		$100,924
Wally Walker(1)		$22,650		35,154		$57,804

(1)	No cash compensation for position as director.
(2)	On December 3, 2020, each of our Directors was granted 5,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby equal installments of 1,250 RSUs vest on the last day of each calendar quarter, beginning on December 31, 2020. The grant date fair value of the RSU Award was $4.53.
(3)	On October 13, 2020, each of our Directors was granted 20,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 5,000 stock options vest on the last day of each calendar quarter, beginning on December 31, 2020. The exercise price of the stock options is $5.15.
(4)	On February 7, 2020, Mr. Swets was granted 33,784 stock options pursuant to our 2018 Equity Incentive Plan, whereby one twelfth of the shares subject to this option vest each month, beginning on March 31, 2020. The exercise price of the stock options is $2.22.
(5)	On December 3, 2020, Mr. Wong was granted an additional 4,000 RSUs as a result of his role as the chairperson of our audit committee, whereby equal installments of 1,000 RSUs vest at the end of every quarter, beginning on December 31, 2020. The grant date fair value of the RSU Award was $4.53.

We anticipate issuing stock options under our 2018 Equity Incentive Plan and Restricted Stock under our 2020 Restricted Stock Plan to current and new directors in the future to compensate them for their service.

2018 Equity Incentive Plan

On November 12, 2018, we adopted the 2018 Equity Incentive Plan which provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and the employees of any subsidiary corporation, and for the grant of non-statutory stock options to non-employees, including directors and other service providers.

Authorized shares. A total of 675,676 shares of our common stock has been reserved for issuance pursuant to the exercise of options issued from the 2018 Equity Incentive Plan.

Plan administration. Our board of directors administers our 2018 Equity Incentive Plan.

Stock options. Stock options may be granted under our 2018 Equity Incentive Plan. The exercise price of options granted under our 2018 Equity Incentive Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares, or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director, or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will generally remain exercisable for three months following the termination of service. However, in no event may an option be exercised later than the expiration of its term. Subject to the provisions of our 2018 Equity Incentive Plan, the administrator determines the other terms of options.

Options Granted. As of the date of this Annual Report, pursuant to our 2018 Equity Incentive Plan, we have issued 442,172 options to purchase shares of our common stock to our employees, officers, and directors.

Non-transferability of awards. Unless the administrator provides otherwise, our 2018 Equity Incentive Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Certain adjustments. In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under our 2018 Equity Incentive Plan, the administrator will adjust the number and class of shares that may be delivered under our 2018 Equity Incentive Plan and/or the number, class and price of shares covered by each outstanding award and the numerical share limits set forth in our 2018 Equity Incentive Plan. In the event of our proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or change in control. Our 2018 Equity Incentive Plan provides that in the event of a merger or change in control, as defined under the 2018 Equity Incentive Plan, each outstanding award will be treated as the administrator determines, except that if a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award will fully vest, all restrictions on the shares subject to such award will lapse, all performance goals or other vesting criteria applicable to the shares subject to such award will be deemed achieved at 100% of target levels, and all of the shares subject to such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time.

Amendment, termination. The administrator has the authority to amend, suspend, or terminate the 2018 Equity Incentive Plan provided such action will not impair the existing rights of any participant. Our 2018 Equity Incentive Plan will automatically terminate in 2028, unless we terminate it sooner.

2020 Restricted Stock Plan

Purpose of the 2020 Restricted Stock Plan. The 2020 Restricted Stock Plan is intended to provide incentives which will attract, retain, motivate, and reward officers, directors, and key employees of us or any of our Affiliates (“Participants”), by providing them opportunities to acquire shares of our common stock (“Awards”).

Stock Subject to the Plan. The aggregate number of shares of common stock that may be subject to Awards granted under the 2020 Restricted Stock Plan is 700,000 shares of common stock. If any shares of common stock are forfeited, retained by us as payment of tax withholding obligations with respect to an Award, or surrendered to us to satisfy tax withholding obligations, such shares will be added back to the shares available for Awards. The 2020 Restricted Stock Plan contains certain adjustment provisions relating to stock dividends, stock splits, and the like.

Administration of the 2020 Restricted Stock Plan. The 2020 Restricted Stock Plan is administered by the compensation committee of the board of directors. The compensation committee has the full power and authority to grant Awards to the persons eligible to receive such Awards and to determine the amount, type, terms, and conditions of each such Award.

Eligibility. Participants consist of such officers, directors, and key employees of us or any of our Affiliates as the compensation committee, in its sole discretion, determines to be significantly responsible for our success and future growth and profitability and whom the compensation committee may designate from time to time to receive Awards under the 2020 Restricted Stock Plan.

Types of Awards. Stock Awards and Performance Awards may, as determined by the compensation committee, in its discretion, constitute Performance-Based Awards.

Stock Awards

The compensation committee is authorized to grant Stock Awards and will, in its sole discretion, determine the recipients and the number of shares of common stock underlying each Stock Award. Each Stock Award will be subject to such terms and conditions consistent with the 2020 Restricted Stock Plan as determined by the compensation committee and as set forth in an Award agreement, including, without limitation, restrictions on the sale or other disposition of such shares and our right to reacquire such shares for no consideration upon termination of the Participant’s employment or membership on the board, as applicable, within specified periods.

Performance Awards

The compensation committee is authorized to grant Performance Awards and will, in its sole discretion, determine the recipients and the number of shares of common stock that may be subject to each Performance Award. Each Performance Award will be subject to such terms and conditions consistent with the 2020 Restricted Stock Plan as determined by the compensation committee and as set forth in an Award agreement. The compensation committee will set performance targets at its discretion which, depending on the extent to which they are met, will determine the number of Performance Awards that will be paid out to the Participants and may attach to such Performance Awards one or more restrictions. Performance targets may be based upon, without limitation, Company-wide, divisional, and/or individual performance.

The compensation committee has the authority to adjust performance targets. The compensation committee also has the authority to permit a Participant to elect to defer the receipt of any Performance Award, subject to the 2020 Restricted Stock Plan.

Performance-Based Awards

Certain Stock Awards and Performance Awards granted under the 2020 Restricted Stock Plan and the compensation attributable to such Awards are intended to (i) qualify as Performance-Based Awards or (ii) be otherwise exempt from the deduction limitation imposed by Section 162(m) of the Code. The compensation committee determines whether Stock Awards and Performance Awards granted under the 2020 Restricted Stock Plan qualify as Performance-Based Awards. The compensation committee will establish in writing the performance goals, the vesting period, the performance targets, and any other terms and conditions of the Award in its sole discretion.

Vesting. Awards granted to Participants under the 2020 Restricted Stock Plan may be subject to a graded vesting schedule with a minimum vesting period of two years, unless otherwise determined by the compensation committee.

If we have a Change in Control, all unvested Awards granted under the 2020 Restricted Stock Plan will become fully vested immediately upon the occurrence of the Change in Control and such vested Awards will be paid out or settled, as applicable, within 60 days upon the occurrence of the Change in Control, subject to requirements of applicable laws and regulations.

Subject to the discretion of the compensation committee, if a Participant’s employment or membership on the board is terminated due to death or Disability, then all unvested and/or unearned Awards will be forfeited as of such date.

Section 409A of the Code

Awards under the 2020 Restricted Stock Plan are intended either to be exempt from the rules of Section 409A of the Code or to satisfy those rules and shall be construed accordingly. However, we will not be liable to any Participant or other holder of an Award with respect to any Award-related adverse tax consequences arising under Section 409A or other provision of the Code.

Transferability. Each Award granted under the 2020 Restricted Stock Plan will not be transferable otherwise than by a will or the laws of decent and distribution or as otherwise decided by the compensation committee.

Fair Market Value. For purposes of the 2020 Restricted Stock Plan, “Fair Market Value” means, as of any given date, the closing price of a share of common stock on Nasdaq or such other public trading market on which shares of common stock are listed or quoted on that date.

Withholding. All payments or distributions of Awards made pursuant to the 2020 Restricted Stock Plan will be net of any amounts required to be withheld pursuant to applicable federal, state, and local tax withholding requirements.

Amendments. Our board or the compensation committee may amend the 2020 Restricted Stock Plan from time to time or suspend or terminate it at any time. However, no amendment will be made, without approval of our shareholders to (i) increase the total number of shares which may be issued under the 2020 Restricted Stock Plan; (ii) modify the requirements as to eligibility for Awards under the 2020 Restricted Stock Plan; or (iii) otherwise materially amend the 2020 Restricted Stock Plan as provided in Nasdaq rules.

Term of the 2020 Restricted Stock Plan. The 2020 Restricted Stock Plan will terminate on the seventh anniversary of its Effective Date.

Current Issuance. As of the date of this Annual Report, there were 34,000 Awards issued under the 2020 Restricted Stock Plan.

Rule 10b5-1 Sales Plan

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they would contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside a Rule 10b5-1 plan when they are not in possession of material nonpublic information subject to compliance with the terms of our policy on insider trading and communications with the public. Our directors and executive officers may not establish any such plan prior to the expiration of certain lock-up agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of the date of this Annual Report by:

●	each director;

●	each named executive officer;

●	all of our directors and executive officers as a group; and

●	each person known by us to be the beneficial owner of 5% or more of our outstanding common stock.

The percentage ownership information is based on 14,873,094 shares of our common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before the date which is 60 days after the date of this document. These shares are deemed to be outstanding and beneficially owned by the person holding those options and warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (10)	Number of Shares of Common Stock		Percentage of Class

Directors and Named Executive Officers:
Sterling Griffin, Chief Executive Officer, President, Director	2,747,457	(1)	18.4%

Lynda Meadows, Chief Financial Officer	6,666	(2)	*

Jeff Habersetzer, Secretary and General Counsel	12,649	(3)	*

Robb Kenyon, Director	46,284	(4)	*

Richard Schmidtke, Director	136,374	(5)	*

Larry Swets, Director	97,450	(6)	*

Dennis Wong, Director	22,833	(7)	*

Wally Walker, Director	29,600	(8)	*

All directors and executive officers as a group (eight persons)	3,099,313		20.6%

5% or Greater Stockholder
Laurence O. Elvins(9)	535,765		3.6%

*Less than 1%.

(1)	Includes options to purchase 77,568 shares of our common stock and 2,500 restricted stock units.
(2)	Consists of options to purchase 6,666 shares of our common stock.
(3)	Consists of options to purchase 12,649 shares of our common stock.
(4)	Includes options to purchase 10,000 shares of common stock and 2,500 restricted stock units.
(5)	Includes options to purchase 10,000 shares of common stock and 2,500 restricted stock units.
(6)	Includes options to purchase 43,784 shares of common stock and 2,500 restricted stock units.
(7)	Includes options to purchase 10,000 shares of common stock and 4,500 restricted stock units.
(8)	Includes options to purchase 10,000 shares of common stock and 2,500 restricted stock units.
(9)	Laurence O Elvins is the Trustee of the foregoing trust and in such capacity has the right to vote and dispose of the securities held by such trust.
(10)	Unless otherwise indicated, the address of each beneficial owner is 11505 Burnham Drive, Suite 301, Gig Harbor, Washington 98332.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Notes Payable

We entered into construction loans with Sound Equity, LLC of which a director and minority shareholder is a partner. These loans were originated between April 2019 and October 2020; all of the loans have a one-year maturity with interest rates ranging between 7.99% and 12.00%. For the years ended December 31, 2020, and 2019, we incurred loan origination fees of $418,300 and $771,700, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of December 31, 2020, and 2019, there were $202,500 and $402,300 of remaining debt discounts, respectively. We incurred prepaid interest of $726,500 and $705,700, respectively. This interest is recorded as debt prepaid interest and amortized over the life of the loan. The interest is capitalized to real estate. As of December 31, 2020 and 2019, there were $466,600 and $451,500 of remaining prepaid interest reserves, respectively. As of December 31, 2020 and 2019, the outstanding loan balances were $6,438,100, and $14,935,000, respectively. As of March 31, 2021, the balance of remaining debt discount was $816,300 and the balance of these loans was $7,166,400.

We entered into a construction loan with Curb Funding, LLC of which a director and minority shareholder is 100% owner. The loan originated August 13, 2020. The loan has a one-year maturity with an interest rate of 12%. For the years ended December 31, 2020 and 2019, we incurred loan fees of $3,500 and $0, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of December 31, 2020 and 2019, there were $1,100 and $0 of remaining debt discounts, respectively. As of December 31, 2020 and 2019, the outstanding loan balances were $51,800, and $0, respectively. We incurred interest expense of $3,000 and $0 for the years ended December 31, 2020 and 2019, respectively. This loan was paid off on January 13, 2021.

On April 19, 2019, we entered into a construction loan with Olympic Views, LLC of which our Chief Executive Officer and President, owned a 50% interest at that time. The loan amount was $442,000 with an interest rate of 12% and a maturity date of April 19, 2020. The loan was collateralized by a deed of trust on the land. The amounts outstanding were $0 and $442,000 as of December 31, 2020 and 2019, respectively. The interest expense was $17,400 and $37,600 for the years ended December 31, 2020 and 2019 and was capitalized as part of real estate. We entered into an agreement with Olympic Views, LLC to convert this debt and accrued interest of $55,000 to common stock at the initial public offering price of $6.00 in May of 2020. This conversion was done on August 28, 2020 simultaneous with our initial public offering. This transaction resulted in 82,826 shares of common stock being issued to Olympic Views, LLC.

Due to Related Party

We utilize a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The quarry is located on land owned by SGRE, LLC which is 100% owned by our Chief Executive Officer and President. The materials produced by the quarry and sold by us to third parties are subject to a 25% commission payable to SGRE, LLC. On December 31, 2020 and, 2019, the commission payable was $0 and $0, respectively. The commission expense for the years ended December 31, 2020 and 2019, respectively was $136,500 and $0. We also owed SGRE, LLC $0 and $8,100 on December 31, 2020 and 2019, respectively. These balances were due to SGRE customers incorrectly writing checks to our subsidiary, Harbor Materials, which were deposited by Harbor Materials. When the customers’ errors were discovered, we remitted the funds to SGRE, LLC. The balances carry no interest and are due on demand.

Due to Related Party

Richard Schmidtke, one of our directors, provided accounting services in 2020 and 2019 to us. On December 31, 2020 and December 31, 2019, the fees payable to Mr. Schmidtke were $500 and $13,500, respectively. The accounting expense incurred by us for Mr. Schmidtke’s services for the years ended December 31, 2020 and December 31, 2019 was $51,000 and $26,300, respectively.

Land Purchase from a Related Party

On September 2, 2020, we purchased 99 unfinished lots for $3,430,000 from Olympic Views, LLC. Sterling Griffin, our Chief Executive Officer and President owned a 50% interest in this LLC at the date of purchase, but currently has no ownership interest in this LLC.

Land Distribution to our Chief Executive Officer and President

In 2019, we transferred land and a related mining bond with a book value of $495,500 to an investment company owned by Sterling Griffin, our Chief Executive Officer and President. We received $0 in exchange for the property. This was accounted for as a transaction between entities under common control, and as such, the book value of $495,500 was recorded as a distribution to the owner in the statement of stockholders’ equity (deficit).

Policies and Procedures for Transactions with Related Persons

The above transactions made prior to 2019 were entered into by our predecessor, Harbor LLC, and were approved by Sterling Griffin, the Manager and sole Member of Harbor LLC at the time. All future related party transactions will be voted upon by the disinterested board of directors. The audit committee of the board of directors is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of the board of directors as to whether the transaction at issue is fair, reasonable, and within our policy and whether it should be ratified and approved. The audit committee, in making its recommendation, will consider various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction, and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The audit committee will review, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

Director Independence

We ceased to be a “controlled company” under the Nasdaq rules on August 28, 2020. We are taking advantage of the phase-in transition periods specified in the Nasdaq rules.

We currently have three independent directors on our board of directors. We use Nasdaq’s definition of “independence” to make this determination. Nasdaq provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship with which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;
●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exemptions, including, among other things, compensation for board or board committee service);
●	the director is a family member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity;
●	the director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exemptions); or
●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

Under such definitions, our board of directors has undertaken a review of the independence of each director and will review the independence of any new directors based on information provided by each director concerning his background, employment, and affiliations, in order to make a determination of independence. Our board of directors has determined that there are three independent directors on our board of directors.

Role of our Board of Directors in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. We have formed supporting committees, including the audit committee, the compensation committee, and the nominating and corporate governance committee, each of which supports the board of directors by addressing risks specific to its respective areas of oversight. In particular, our audit committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management takes to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our nominating and corporate governance committee provides oversight with respect to corporate governance and ethical conduct and monitors the effectiveness of our corporate governance guidelines, including whether such guidelines are successful in preventing illegal or improper liability-creating conduct.

Committees of our Board of Directors

We are required to have an audit committee, compensation committee, and nominating committee. We intend to comply with the requirements of Rule 10A-3 of the Exchange Act and applicable Nasdaq corporate governance rules within the required timeframe.

These rules require that our audit committee be composed of at least three members. We are taking advantage of the phase-in allowances, whereby as of the date of our initial public offering, we were required to have at least one independent director on our audit committee; 90 days following the initial public offering, a majority of the audit committee members must be independent directors; and the audit committee is required to be fully comprised of independent directors on the one year anniversary of our initial public offering (August 28, 2021). After the phase-in period, the audit committee must be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. In addition, we are required to certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

As of the fiscal year ended December 31, 2020, our audit committee is composed of Dennis Wong, Wally Walker, and Larry Swets. Our board of directors has affirmatively determined that all of the members of the audit committee meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and Nasdaq rules.

We have established a written charter for our audit committee, in which we set forth the duties of the audit committee to, among other matters, oversee (i) our financial reporting, auditing, and internal control activities; (ii) the integrity and audits of our financial statements; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent auditors; (v) the performance of our internal audit function and independent auditors; and (vi) our overall risk exposure and management. Duties of the audit committee include:

●	annually review and assess the adequacy of the audit committee charter and the performance of the audit committee;

●	be responsible for the appointment, retention, and termination of our independent auditors and determine the compensation of our independent auditors;

●	review with the independent auditors the plans and results of the audit engagement;

●	evaluate the qualifications, performance, and independence of our independent auditors;

●	have sole authority to approve in advance all audit and non-audit services by our independent auditors, the scope and terms thereof, and the fees therefor;

●	review the adequacy of our internal accounting controls; and

●	meet at least quarterly with our executive officers, internal audit staff, and our independent auditors in separate executive sessions.

A copy of the code of the audit committee charter is available on our website at www.harborcustomhomes.com.

Nasdaq’s compensation and nominating committee phase-in requirements as set forth in Listing Rule 5615(c)(3) require that our compensation committee and nominating and corporate governance committee be composed (i) of a majority of independent directors during the phase-in period and (ii) solely of independent directors following the phase-in period. At this time, our nominating committee and compensation committee is comprised of a majority of independent directors. The members of each of our nominating and corporate governance committee and compensation committee are Larry Swets, Wally Walker, and Richard Schmidtke. We have also established charters for each of our nominating committee and compensation committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the annual audit of our financial statements and review of financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the Fiscal Year Ended
	2020	2019
Audit Fees	$140,688	$139,581
Audit Related Fees	-	-
Tax Fees	$11,000	$10,750
All Other Fees	$40,000	$33,778
Total	$191,688	$184,109

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our audit committee pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our audit committee approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a) Financial Statements and Financial Statement Schedule.

The Consolidated Financial Statements beginning on page F-1 listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Annual Report. No additional financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is enclosed in the Consolidated Financial Statements and notes thereto.

(b) Exhibits.

Exhibit Number	Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Conversion and Articles of Incorporation of the Registrant filed with the Washington Secretary of State on October 1, 2018	S-1	3.1	03/31/2020
3.2	Amended and Restated Articles of Incorporation of the Registrant filed with the Washington Secretary of State on December 7, 2018	S-1	3.2	03/31/2020
3.3	Amended and Restated Articles of Incorporation of the Registrant filed with the Washington Secretary of State on August 1, 2019	S-1	3.3	03/31/2020
3.4	2nd Amended and Restated Bylaws of the Registrant, dated January 15, 2020	S-1	3.4	03/31/2020
3.5	Amended Articles of Incorporation of the Registrant filed with the Washington Secretary of State on April 16, 2020	S-1/A	3.5	04/28/2020
4.1	2018 Incentive and Non-Statutory Stock Option Plan to Employees, Directors, and Consultants of Harbor Custom Homes, Inc., dated November 19, 2018	S-1	4.1	03/31/2020
4.2	2020 Restricted Stock Plan, dated October 13, 2020	10-Q	10.1	11/16/2020
10.1	Service Agreement between Registrant and Hanover International, Inc., dated May 1, 2018 and Addendum to Service Agreement between Registrant and Hanover International, Inc., dated November 29, 2018	S-1	10.1	03/31/2020
10.2	Independent Contractor Agreement between Registrant and Richard Schmidtke dated, August 21, 2018 and Addendum to Independent Contractor’s Agreement between the Registrant and Richard Schmidtke, dated September 30, 2018	S-1	10.2	03/31/2020
10.3	Purchase and Sale Agreement between the Registrant and Lennar Northwest, Inc., dated August 23, 2019	S-1	10.3	03/31/2020
10.4	Director Agreement between Registrant and Richard Schmidtke, dated October 17, 2018	S-1	10.4	03/31/2020
10.5	RWC Limited Warranty Program Membership Agreement between Registrant and Residential Warranty Company, LLC and Western Pacific Mutual Insurance Company, dated October 18, 2018	S-1	10.5	03/31/2020

10.6	Independent Director Agreement between the Registrant and Robb Kenyon, dated November 1, 2018	S-1	10.6	03/31/2020
10.7	Executive Employment Agreement between the Registrant and Sterling Griffin, effective January 1, 2019	S-1	10.7	03/31/2020
10.8	Lease Agreement between Burnham Partners, LLC and Registrant, dated December 19, 2017	S-1	10.8	03/31/2020
10.9	Lease Agreement between Burnham Partners, LLC and Registrant, dated May 30, 2018	S-1	10.9	03/31/2020
10.10	Purchase and Sale Agreement between the Registrant and Burnham Partners LLC, dated March 9, 2021				X
10.11	Independent Director Agreement with Larry Swets, dated March 22, 2020	S-1	10.11	03/31/2020
10.12	SoundEquity, Inc. Loan Package, dated November 13, 2019	S-1	10.12	04/28/2020
10.13	Form of Deed of Trust for PBRELF I, LLC	S-1/A	10.13	04/28/2020
10.14	Debt Conversion Agreement between Olympic Views, LLC and Registrant, dated May 15, 2020	S-1/A	10.14	06/01/2020
10.15	Vacant Lot Purchase and Sale Agreement between Olympic Views, LLC and Registrant, dated February 14, 2020	S-1/A	10.15	06/01/2020
10.16	Indemnification Agreement between Registrant and Larry Swets, dated June 1, 2020	S-1/A	10.16	06/19/2020
10.17	Agreement of Sale of Future Receivables between Registrant and Libertas Funding, LLC, dated August 12, 2020	S-1	10.17	01/07/2021
10.18	Lease/Rental Agreement between the Registrant and Olympic Views, LLC, dated January 28, 2019.	S-1	10.23	01/07/2021
10.19	Offer of Employment to Jeff Habersetzer from the Registrant dated December 18, 2019	S-1	10.24	01/07/2021
10.20	Offer Letter to Lynda Meadows, dated June 7, 2020	8-K	10.1	09/08/2020
10.21	Lease Agreement between Burnham Partners, LLC and Registrant, dated February 18, 2021				X
10.22	Lease Agreement between Burnham Partners LLC and Registrant dated February 18, 2021				X
10.23	Purchase and Sale Agreement between the Registrant and Lennar Northwest, Inc., dated November 18, 2020				X
10.24	Purchase and Sale Agreement between the Registrant and Lennar Northwest, Inc., dated February 16, 2021				X

10.25	SoundEquity, Inc. Loan Package, dated October 4-5, 2021				X
10.26	Promissory Note between Registrant and Sound Capital Loans, LLC, dated January 22, 2021				X
21.1	Subsidiaries of Registrant	S-1	21.1	01/07/2021
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	Inline XBRL Instance Document — the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2020, and 2019, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, and 2019, (iii) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (iv) Consolidated Statements of Equity for the years ended December 31, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, and 2019 and (vi) the Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR CUSTOM DEVELOPMENT, INC.

/s/ Sterling Griffin
Sterling Griffin
President and Chief Executive Officer March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sterling Griffin	President, Chief Executive Officer, Chairman of the Board, and Director	March 30, 2021
Sterling Griffin	(Principal Executive Officer

/s/ Lynda Meadows	Chief Financial Officer	March 30, 2021
Lynda Meadows	(Principal Financial and Accounting Officer)

/s/ Richard Schmidtke	Director	March 30, 2021
Richard Schmidtke

/s/ Robb Kenyon	Director	March 30, 2021
Robb Kenyon

/s/ Larry Swets	Director	March 30, 2021
Larry Swets

/s/ Dennis Wong	Director	March 30, 2021
Dennis Wong

/s/ Wally Walker	Director	March 30, 2021
Wally Walker

HARBOR CUSTOM DEVELOPMENT, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Harbor Custom Development Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harbor Custom Development Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman P.A.

We have served as the Company’s auditor since 2019.

Somerset, New Jersey

March 31, 2021

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019

ASSETS

Real Estate	$20,370,300	$24,826,700
Property, Plant and Equipment, net	8,176,000	5,071,900
Cash	2,396,500	430,000
Prepaid Expense	1,658,000	117,600
Right of Use Assets	873,800	1,132,700
Accounts Receivable, net	78,200	11,800
Deferred Offering Costs	65,100	-
Deferred Tax Asset	-	171,600

TOTAL ASSETS	$33,617,900	$31,762,300

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Construction Loans, net of Debt Discount of $502,400 and $148,400 , respectively	$9,590,100	$9,499,300
Construction Loans - Related Parties, net of Debt Discount of $670,200 and $853,800, respectively	5,819,700	14,523,200
Equipment Loans	5,595,500	3,476,800
Accounts Payable and Accrued Expenses	2,700,000	3,770,400
Finance Leases	999,400	520,700
Deferred Revenue	896,300	73,200
Right of Use Liabilities	841,700	1,115,500
Note Payable D&O Insurance	741,200	-
Note Payable PPP	19,300	-
Due to Related Party	-	8,100

TOTAL LIABILITIES	27,203,200	32,987,200

COMMITMENTS AND CONTINGENCIES (See Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, No Par 10,000,000 shares authorized and 0 issued and outstanding at December 31, 2020 and 2019	-	-
Common Stock, No Par 50,000,000 shares authorized and 5,636,548 and 3,513,517 issued and outstanding on December 31, 2020 and 2019	11,956,900	670,900
Additional Paid in Capital	234,800	119,100
Accumulated Deficit	(4,487,100)	(954,300)
Total Stockholders’ Equity (Deficit)	7,704,600	(164,300)
Non-Controlling Interest	(1,289,900)	(1,060,600)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	6,414,700	(1,224,900)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$33,617,900	$31,762,300

See accompanying notes to the consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020 and 2019

	2020	2019

Sales	$50,397,000	$30,953,500

Cost of Sales	48,393,800	27,645,100

Gross Profit	2,003,200	3,308,400

Operating Expenses	5,493,900	3,466,800

Operating Loss	(3,490,700)	(158,400)

Other Income (Expense)
Forgiveness of Debt PPP Loan	562,300	-
Other Income	4,000	79,100
Other Expenses	(70,300)	-
Loss on Sale of Equipment	(267,700)	-
Interest Expense	(382,900)	(358,300)
Total Other Income (Expense)	(154,600)	(279,200)

Loss Before Income Tax	(3,645,300)	(437,600)

Income Tax Benefit (Expense)	(116,800)	634,600

Net Income (Loss)	$(3,762,100)	$197,000

Net Loss Attributable to Non-controlling interest	$(229,300)	$(38,600)

Net Income (Loss) Attributable to Stockholders	$(3,532,800)	$235,600

Net Income (Loss) Per Share - Basic and Diluted	$(0.84)	$0.07

Weighted Average Common Shares Outstanding - Basic and Diluted	4,214,418	3,513,517

See accompanying notes to the consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,762,100)	$197,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) used in operating activities:
Depreciation	619,800	427,600
Amortization of right of use assets	258,900	153,500
Loss on sale of equipment	267,700	-
Forgiveness of PPP loan	(562,300)	-
Stock compensation	115,700	7,100
Net change in assets and liabilities:
Accounts receivable	(66,400)	40,200
Prepaid expenses	(314,900)	(102,900)
Real estate	6,755,900	(6,089,900)
Deferred revenue	823,100	73,200
Deferred income tax	171,600	(634,600)
Income tax payable	-	(54,800)
Payments on right of use liability	(273,800)	(170,700)
Accounts payable and accrued expenses	(1,015,400)	2,969,400
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,017,800	(3,184,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(408,000)	(402,800)
Proceeds on the sale of equipment	987,200	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	579,200	(402,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans, net	444,800	(7,524,600)
Financing fees construction loans	(1,048,700)	(1,289,100)
Construction loans related parties, net	(8,445,100)	13,720,800
Financing fees related party construction loans	(1,421,200)	-
Payments on financing leases	(564,400)	(185,100)
Proceeds from note payable PPP	582,800	-
Payments on PPP loan	(1,200)	-
Repayments for note payable D&O	(484,300)	-
Due to related party	(8,100)	8,100
Net proceeds from issuance of common stock	10,789,000	-
Distributions	-	(488,400)
Deferred offering cost	(65,100)	-
Repayment for equipment loans	(1,409,000)	(444,900)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,630,500)	3,796,800

NET INCREASE IN CASH AND RESTRICTED CASH	1,966,500	209,100

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	430,000	220,900

CASH AND RESTRICTED CASH AT END OF PERIOD	$2,396,500	$430,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Period for:
Interest	$1,266,300	$352,800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing of assets additions	$4,570,800	$2,924,500
Amortization of debt discount capitalized	$2,299,500	$738,400
Distribution of land	$-	$356,500
Right of use asset	$-	$1,286,000
Stock issued for conversion of related interest and principal	$497,000	$-
Financing of D&O insurance	$1,225,500	$-

See accompanying notes to the consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Periods January 1, 2019 through December 31, 2020

	Common Stock		Additional		Stockholders’		Total
	Shares	No	Paid	Accumulated	Equity	Non-Controlling	Equity
	Issued	Par	in Capital	Deficit	(Deficit)	Interest	(Deficit)

Balance, January 1, 2019	3,513,517	$670,900	$112,000	$(577,600)	$205,300	$(789,400)	$(584,100)

Distributions				(116,800)	(116,800)	(232,600)	(349,400)
Stock Compensation Expense			5,500		5,500		5,500
Issuance of Warrants			1,600		1,600		1,600
Transfer of land to Owner				(495,500)	(495,500)		(495,500)
Net Income (Loss)				235,600	235,600	(38,600)	197,000

Balance, December 31, 2019	3,513,517	$670,900	$119,100	$(954,300)	$(164,300)	$(1,060,600)	$(1,224,900)

Net proceeds issuance of stock	2,031,705	$10,789,000			10,789,000		10,789,000
Conversion of Olympic View debt to stock	82,826	$497,000			497,000		497,000
Stock Compensation Expense	8,500		115,700		115,700		115,700
Net (Loss)				(3,532,800)	(3,532,800)	(229,300)	(3,762,100)

Balance, December 31, 2020	5,636,548	$11,956,900	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

See accompanying notes to the consolidated financial statements.

(Amounts rounded to the nearest $100)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Our principal business activity involves acquiring raw land and developed lots for the purpose of building and selling single family and multi-family dwellings in the Puget Sound region of Washington State, California, and Texas. We utilize our heavy equipment resources to develop an inventory finished building lots and provide development infrastructure construction, on a contract basis, for other home builders. Single family construction and infrastructure construction contracts vary but are typically less than one year.

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on the NASDAQ on August 31, 2020.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follows (all entities are formed as Washington LLCs):

Names	Dates of Formation	Attributable Interest
		2020	2019
Saylor View Estates, LLC	March 30, 2014	51%	51%
Harbor Excavation, LLC*	July 3, 2017	N/A	N/A
Harbor Materials, LLC**	July 5, 2018	100%	100%
Belfair Apartments, LLC	December 3, 2019	100%	100%

* Harbor Excavation, LLC was voluntarily dissolved with the State of Washington as of June 14, 2019.

** Harbor Material, LLC was voluntarily dissolved with the State of Washington as of January 29, 2020.

All intercompany transactions and balances have been eliminated in consolidation.

As of December 31, 2020, and December 31, 2019, the aggregate non-controlling interest was $(1,289,900) and $(1,060,600).

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Company’s board of directors and stockholders approved a 1-for-2.22 reverse split of the Company’s common stock, which was effected on April 15, 2020. The reverse split combined each 2.22 shares of the Company’s outstanding common stock into one share of common stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the reverse split were rounded up to the nearest whole share. All references to common stock, options to purchase common stock, restricted stock, share data, per share data, and related information, as applicable have been adjusted in the financial statements to reflect the split of our common stock as if it had occurred at the beginning of the earliest period presented.

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

Stock-Based Compensation

Effective as of November 19, 2018, the Company’s board of directors and stockholders approved and adopted the 2018 Incentive and Non-Statutory Stock Option Plan (the “2018 Plan”). The 2018 Plan allows the Administrator (as defined in the 2018 Plan), currently the board of directors, to determine the issuance of incentive stock options, non-qualified stock options and restricted stock to eligible employees and outside directors and consultants of the Company. The Company has reserved 675,676 shares of common stock for issuance under the 2018 Plan.

The 2020 Restricted Stock Plan allows the Administrator (currently the Compensation Committee), to determine the issuance of restricted stock to eligible officers, directors, and key employees. We reserved 700,000 shares of common stock for issuance under the 2020 Restricted Stock Plan.

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

Options and warrants are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered and have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation expense is reversed in the period related to the termination of service.

Stock-based compensation expenses are included in selling, general and administrative expenses in the consolidated statement of operations.

For the years ended December 31, 2020 and 2019 when computing fair value of share-based payments, the Company has considered the following variables:

	December 31, 2020	December 31, 2019
Risk-free interest rate	0.14% - 1.46%	1.56-1.84%
Exercise price	$2.22 - $6.50	$0.40
Expected life of grants	2.86 - 6.00 years	5.0-6.53 years
Expected volatility of underlying stock	32.39% - 51.94%	31.75-32.89%
Dividends	0%	0%

The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The share price as of the grant date was determined by an independent third party 409(a) valuation until the Company’s stock became publicly traded, now the share price is the public trading price at the time of grant. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

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

	December 31, 2020	December 31. 2019
Numerator:
Net income (loss) attributable to common stockholders	$(3,532,800)	$235,600
Effect of dilutive securities:	-	-

Diluted net income (loss)	$(3,532,800)	$235,600

Denominator:
Weighted average common shares outstanding - basic	4,214,418	3,513,517
Dilutive securities (a):
Options	-	-
Warrants	-	-

Weighted average common shares outstanding and assumed conversion – diluted	4,214,418	3,513,517

Basic net income (loss) per common share	$(0.84)	$0.07

Diluted net income (loss) per common share	$(0.84)	$0.07

(a) - Anti-dilutive securities excluded:	241,609	139,742

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2020 or 2019.

Accounts Receivable

Accounts receivable are reported at the amount the Company expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for doubtful accounts was $0 and $11,300 as of December 31, 2020 and 2019.

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

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board (“FASB”) ASC 805, “Business Combinations,” where acquired assets are recorded at fair value. Interest, property taxes, insurance, and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are expensed when the underlying asset is sold.

The Company capitalized interest from related party borrowings of $1,024,800 and $1,229,400 for the years ended December 31, 2020 and 2019, respectively. The Company capitalized interest from third-party borrowings of $2,401,400 and $1,563,700 for the years ended December 31, 2020 and 2019, respectively.

A property is classified as “held for sale” when all the following criteria for a plan of sale have been met:

(1) Management, having the authority to approve the action, commits to a plan to sell the property:

(2) The property is available for immediate sale in its present condition, subject only to terms that are usual and customary;

(3) An active program to locate a buyer and other actions required to complete the plan to sell, have been initiated;

(4) The sale of the property is probable and is expected to be completed within one year of the contract date;

(5) The property is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and

(6) Actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

When all these criteria have been met, the property is classified as “held for sale”.

In addition to the annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

As of December 31, 2020, and 2019, the Company did not have any projects that qualified for an impairment charge.

Revenue and Cost Recognition

Accounting Standards codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contract to provide goods or services to customers.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised good or service. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provision of ASC 606 includes a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services.

ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, performance obligations are satisfied.

A detailed breakdown of the five-step process for the revenue recognition of Real Estate Revenue is as follows:

1. Identify the contract with a customer.

The Company signs an agreement with a home buyer to purchase a lot with a completed house.

2. Identify the performance obligations in the contract.

Performance obligations of the company include delivering a develop lot with a completed house to the customer, which are required to meet certain specifications that are outlined in the contract.

3. Determine the transaction price.

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

4. Allocation of the transaction price to performance obligations in the contract

Each lot with a completed house is a separate performance obligation, for which the specific price in the contract is allocated.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue when title is transferred. The Company does not have further performance obligation once title is transferred.

A detailed breakdown of the five-step process for the revenue recognition of Construction Materials sold to or received from contractors is as follows:

1. Identify the contract with a customer.

There are no signed contracts. Each transaction is verbally agreed to with the customer.

2. Identify the performance obligations in the contract.

To deliver or receive materials from customers based on the verbal agreement reached.

3. Determine the transaction price.

The Company has a set price list for receiving approved fill materials to recycle or provide customers with a combination of said materials.

4. Allocation of the transaction price to performance obligations in the contract.

There is only one performance obligation, which is to pick up or deliver the materials. The entire transaction price is therefore allocated to the performance obligation.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The performance obligation is fulfilled, and revenue is recognized when the materials have been received or delivered by the company.

Revenues for Real Estate and Construction Materials:

Revenues from contracts with customers are summarized by product category as follows for the years ended December 31:

	2020	2019
Real Estate	$49,814,500	$30,683,400
Construction Materials	582,500	270,100
Total Revenue	$50,397,000	$30,953,500

Cost of Sales

Land acquisition costs are allocated to each lot based on the size of the lot in relation to the size of the total project. Development cost and capitalized interest are allocated to lots sold based on the same criteria.

Cost relating to the handling of recycled construction materials and converting items into usable construction materials for resale are charged to cost of sales as incurred.

Advertising

Costs for designing, producing, and communicating advertising are expensed as incurred. Advertising expense for the years ended December 31, 2020 and 2019 were $37,500 and $67,500, respectively.

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

On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized a right of use (“ROU”) asset and related liability on the consolidated balance sheet in the amount of $474,200 related to the operating lease for office and warehouse space.

As part of the adoption the Company elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to:

1.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease.

2.	Not to apply the recognition requirements in ASC 842 to short-term leases.

3.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

Refer to Note 12. Leases for additional disclosures required by ASC 842.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. Management applies the criteria established in the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2019-12, Income taxes (Topic 740) (the Update) to determine if any valuation allowances are needed each year.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. There are no uncertain tax positions as of December 31, 2020 and December 31, 2019.

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

On December 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update No. 2019-12, Income taxes (Topic 740) (the Update). The Board issued this update as part of its initiative to reduce complexity in accounting standards. The Standard is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect of this standard.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimates future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of December 31, 2020, and December 31, 2019, there were no impairment losses recognized for long-lived assets.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of approximately $1,401,100 consist principally of costs incurred in connection with formation and preparation for the September 1, 2020 Public Offering. These costs, together with the underwriter discount, were netted against the proceeds of the Public Offering.

On January 15, 2021, we closed on a follow-on public offering and overallotment option, respectively, of our common stock. During 2020, we incurred approximately $65,100 of capitalizable costs associated with the follow-on public offering, which will be netted against the proceeds of the follow-on public offering in 2021. These costs were capitalized as of December 31, 2020 and are shown on the balance sheet as Deferred Offering Costs.

2. CONCENTRATION, RISKS, AND UNCERTAINTIES

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances may exceed the federal insurance limits. Uninsured cash balances were $2,146,000 and $177,600 as of December 31, 2020 and 2019, respectively.

Revenue Concentrations

For the years ended December 31, 2020 and 2019 revenue from Lennar Northwest, Inc. was $12,538,000 and $7,015,000, respectively. This represented 25% and 23% of our revenue for the years ended December 31, 2020 and 2019, respectively.

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

The COVID-19 Pandemic has had the following effect on the Company’s business:

5.	Construction not related to safety, spoliation, or critical infrastructure was halted by Washington State Governor Inslee on March 23, 2020. Some operations could continue based on the aforementioned exceptions to the shutdown order, but the Company did experience a significant operational slowdown.
6.	Soundview Estates (a large Harbor Custom Development, Inc. site) continued selective activities that yielded rock byproduct, considered an essential material, needed for critical infrastructure projects for an Amazon distribution center and a local hospital.
7.	On April 24, 2020, the Governor approved the restart of most residential housing projects, deeming them essential, as long as they adhered to certain safety measures. Under this order, most existing permitted residential homes or projects were considered essential. The order allowed the Company to resume near full construction activities on all permitted lots.
8.	On May 1, 2020, the Governor established a four-phase plan for Washington businesses to follow. All Harbor Custom Development, Inc. development sites are now in Phase 2 of the plan where construction can continue, and new construction is allowed, as long as the company creates a safety plan adhering to certain safety practices, which the company has done.

While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance of this report, the ultimate impact could not be determined.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2020	December 31, 2019

Machinery and Equipment	$8,908,000	$5,654,100
Vehicles	73,500	83,600
Furniture and Fixtures	136,300	54,900
Leasehold Improvements	7,000	7,000

Total Fixed Assets	9,124,800	5,799,600

Less Accumulated Depreciation	(948,800)	(727,700)

Fixed Assets, Net	$8,176,000	$5,071,900

Depreciation expense was $619,800 and $427,600 for the years ended December 31, 2020 and 2019, respectively.

4. REAL ESTATE

Real Estate consisted of the following components:

	December 31, 2020	December 31, 2019

Land Held for Development	$9,532,800	$9,707,800
Construction in Progress	9,042,700	12,879,600
Held for Sale	1,794,800	2,239,300
	$20,370,300	$24,826,700

5. EQUIPMENT LOANS

Consists of the following:

	December 31, 2020	December 31, 2019

Various notes payable to banks and financial institutions with interest rates varying from 0.00% to 14.41%, collateralized by equipment with monthly payments ranging from $400 to $11,600 through 2025:	$5,595,500	$3,476,800
Book value of collateralized equipment:	$6,475,600	$4,539,900

Future equipment loan maturities are as follows:

For the years ended December 31:

2021	$1,495,300
2022	1,532,200
2023	1,345,300
2024	1,165,100
2025	57,600

$5,595,500

6. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. All loans have a one-year term but will be refinanced if the project is not completed within one year and will be due upon the completion of the project. Interest accrues on the loans and is included with the payoff of the loan. Interest ranges from 8% to 40%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances related to third party lenders as of December 31, 2020 and 2019, were $10,092,500 and $9,647,700, respectively. The book value of collateralized real estate as of December 31, 2020 and December 31, 2019 were $20,370,300 and $24,826,700, respectively.

7. NOTE PAYABLE D&O INSURANCE

The Company purchased D&O insurance on August 28, 2020 for $1,531,900. A down payment of $306,400 was made and the remaining balance of $1,225,500 was financed over 10 months. The interest rate on the loan is 4.74%. Interest expense on this loan for the year ended December 31, 2020 was $16,600. The loan balance as of December 31, 2020 was $741,200.

8. NOTE PAYABLE PPP

On April 11, 2020, the Company entered into a term note with Timberland Bank, with a principal amount of $582,800 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

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

On November 9, 2020, the SBA forgave $562,300 of this loan.

As of December 31, 2020, the balance of this loan was $19,300.

Future note payable loan maturities are as follows:

For the years ended December 31:

2021	$14,600
2022	4,700

$19,300

9. DEFINED CONTRIBUTION PLAN

Effective January 1, 2016, the Company established a 401(k) plan for qualifying employees; employee contributions are voluntarily. Company contributions to the plan for the years ended December 31, 2020 and 2019 were $70,900 and $29,800, respectively.

10. COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On November 18, 2020, the Company entered into an agreement with a national public builder to sell 50 finished lots for $7,000,000 on March 31, 2021. In conjunction with this agreement the Company received $875,000 of nonrefundable earnest money on December 30, 2020 which is included in deferred revenue on the balance sheet.

On November 18, 2020, the Company entered into a purchase and sales agreement to acquire 36 lots located in the Auburn, California for $4,900,000. This transaction was closed on January 29, 2021.

On September 17, 2020, the Company entered into a purchase and sales agreement for the acquisition of 9.6 acres of land in Port Orchard, Washington for $1,440,000. Closing is contingent on permit approval and is expected to take place on or before June 1, 2021.

On August 28, 2020, the Company entered into a purchase and sale agreement to acquire property currently under development for the construction of 36 townhomes located in Bremerton, Washington for $1,500,000. Closing is expected to be on or before April 30, 2021.

On June 15 ,2020, the Company entered into a purchase and sales agreement to acquire property for the construction of 30 townhomes located in East Bremerton, Washington for $2,040,000. Closing is expected to take place on or before December 31, 2021.

11. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which a director and minority shareholder is a partner. These loans were originated between April 2019 and October 2020; all of the loans have a one-year maturity with interest rates ranging between 7.99% and 12.00%. For the years ended December 31, 2020 and 2019, the Company incurred loan origination fees of $418,300 and $771,700, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of December 31, 2020 and 2019, there were $202,500 and $402,300 of remaining debt discounts, respectively. The Company incurred prepaid interest of $726,500 and $705,700, respectively. This interest is recorded as debt prepaid interest and amortized over the life of the loan. The interest is capitalized to real estate. As of December 31, 2020 and 2019, there were $466,600 and $451,500 of remaining prepaid interest reserves, respectively. As of December 31, 2020 and 2019, the outstanding loan balances were $6,438,100, and $14,935,000, respectively.

The Company entered into a construction loan with Curb Funding, LLC, of which a director and minority shareholder is 100% owner. The loan originated August 13, 2020. The loan has a one-year maturity with an interest rate of 12%. For the years ended December 31, 2020 and 2019, the Company incurred loan fees of $3,500 and $0, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of December 31, 2020 and 2019, there were $1,100 and $0 of remaining debt discounts, respectively. As of December 31, 2020 and 2019, the outstanding loan balances were $51,800, and $0, respectively. The Company incurred interest expense of $3,000 and $0 for the years ended December 31, 2020 and 2019, respectively.

On April 19, 2019, the Company entered into a construction loan with Olympic Views, LLC of which the Company’s President, owned a 50% interest. The loan amount was $442,000 with an interest rate of 12% and a maturity date of April 19, 2020. The loan was collateralized by a deed of trust on the land. The amounts outstanding were $0 and $442,000 as of December 31, 2020 and 2019, respectively. The interest expense was $17,400 and $37,600 for the years ended December 31, 2020 and 2019 and was capitalized as part of Real Estate. The Company entered into an agreement with Olympic Views, LLC to convert this debt and accrued interest of $55,000 to common stock at the initial public offering price of $6.00 in May 2020. This conversion was done on August 28, 2020 simultaneous to the initial public offering. This transaction resulted in 82,826 shares of common stock being issued to Olympic Views, LLC.

Due to Related Party

The Company has a quarry which it uses to process waste materials from the completion of raw land into sellable/buildable lots. The quarry is located on land owned by SGRE, LLC which is 100% owned by the Company’s President. The materials produced by the quarry and sold by the Company to others are subject to a 25% commission payable to SGRE, LLC. On December 31, 2020 and 2019, the commission payable was $0 and $0, respectively. The commission expense for the years ended December 31, 2020 and 2019, respectively was $136,500 and $0. The Company also owed SGRE, LLC $0 and $8,100 on December 31, 2020 and 2019, respectively. These balances were due to SGRE customers incorrectly writing checks to Harbor Materials which were deposited by Harbor Materials. When the customers errors were discovered the company remitted the funds to SGRE. The balances carry no interest and are due on demand.

Due to Related Party

Richard Schmidtke, a Company director, provided accounting services in 2020 and 2019 to the Company. On December 31, 2020 and December 31, 2019, the fees payable to Mr. Schmidtke were $500 and $13,500, respectively. The accounting expense incurred by the Company for Mr. Schmidtke’s services for the years ended December 31, 2020 and December 31, 2019 was $51,000 and $26,300, respectively.

Land Purchase from a Related Party

On September 2, 2020, the Company purchased 99 unfinished lots for $3,430,000 from Olympic Views, LLC. The Company’s president owned a 50% interest in this LLC at the date of purchase. He currently has no ownership interest in this LLC.

Land Distribution to Company’s President

In 2019, the Company transferred land and the related mining bond with a book value of $495,500 to an investment company owned by the Company’s president. The Company received $0 in exchange for the property. This was accounted for as a transaction between entities under common control, and as such, the book value of $495,500 was recorded as a distribution to the owner in the statement of stockholders’ equity (deficit).

12. LEASES

The Company determines if an arrangement contains a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company’s leases consist of leaseholds on office space, machinery, and equipment. The Company utilized a portfolio approach in determining the discount rate. The portfolio approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and the Company’s estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company also considered its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating the incremental borrowing rates.

The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. These operating leases contain renewal options for periods ranging from three to five years that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options is included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred.

The components of lease expense were as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Finance leases:
Depreciation of assets	$88,000	$98,300
Interest on lease liabilities	38,000	52,600
Operating lease expense	328,300	200,800
Total net lease cost	$454,300	$351,700

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets	$873,800	$1,132,700

Total ROU Liabilities	$841,700	$1,115,500

Finance leases:
Property and equipment, at cost	$1,411,100	$983,400
Accumulated depreciation	140,400	250,500
Property and equipment, net	$1,270,700	$732,900

Total Finance lease liabilities	$999,400	$520,700

Supplemental cash flow and other information related to leases was as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(273,800)	$(170,700)
Financing cash flows from finance leases	(564,400)	(185,100)

Assets obtained in exchange for lease liabilities:
Operating leases	$0	$1,286,200
Finance leases	1,043,100	0

Weighted average remaining lease term (in years):
Operating leases	3.2	3.8
Finance leases	3.1	2.0

Weighted average discount rate:
Operating leases	9.9%	7.0%
Finance leases	5.2%	7.98%

The minimum lease payments under the terms of the leases are as follows:

For the years ended December 31, 2020:

	Operating Leases	Finance Leases	Total

2021	$320,800	$397,100	$717,900
2022	303,000	269,400	572,400
2023	196,800	264,500	461,300
2024	113,900	161,300	276,200
2025	-	-	-
Total lease payments	$934,500	$1,093,300	$2,027,800
Less amount of discount/interest	(92,800)	(93,900)	(186,700)
	$841,700	$999,400	$1,841,100

13. INCOME TAX

The components of net deferred tax assets and liabilities at December 31, 2020 and 2019 are set forth below:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Federal NOL Carryforward	$1,794,200	$2,316,300
UNICAP	193,000	777,800
Lease Liability	176,700	-
Stock Based compensation	9,200	-
Investments	57,100	-
Total assets	2,230,200	3,094,100
Deferred tax liabilities:
Property and equipment	1,705,400	2,922,500

Right of use assets	183,500	-
Total liabilities	1,888,900	2,922,500
Subtotal deferred tax assets (liabilities)	341,300	171,600
Valuation Allowance	(341,300)	-
Net deferred tax assets (liabilities)	$-	$171,600

In accordance with GAAP, management assesses whether it is more-likely-than-not that some portion or all of the deferred tax assets would not be realized, and a valuation allowance is warranted. At December 31, 2020, management determined that it was more-likely-than-not that a valuation amount should be applied against the Company’s net deferred tax assets. On December 31, 2019, management determined that it was more-likely-than-not that the Company’s deferred tax assets would be realized. Accordingly, on December 31, 2019, no valuation allowance was recorded against the Company’s federal net deferred tax assets. The change in valuation allowance in the current year was an increase of $341,300.

The Company has approximately $8.5 million of federal net operating losses at December 31, 2020. These NOLs will not expire but are limited to 80% of taxable income, due to the CARES Act.

The components of income tax expense and the effective tax rates for the years ended December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019

Current:
Federal	$-	$-
Total Current	-	-
Deferred:
Federal	(224,500)	(634,600)
Total Deferred	(224,500)	(634,600)
Valuation Allowance	341,300	-
Total Income Tax (Benefit) Expense	$116,800	$(634,600)

The expected tax rate differs from the U.S. Federal statutory rate as follows:

	2020	2019
US Federal statutory rate	21%	21%
Adjustment for Deferred Tax	(16.3%)	124%
PPP Loan forgiveness	3.2%	0%
Change in Federal Valuation Allowance	(9.4%)	0%
Non-controlling interest	(1.3%)	0%
Other	(0.4%)	0%
Effective Tax Rate	(3.2%)	145%

On December 31, 2020, the Company has not recorded any uncertain tax positions for any tax year and treats accrued interest and penalties on income tax liabilities as income tax expense.

The Company files an income tax return in the U.S. and is subject to examination by the IRS for the tax years 2018 and 2019.

14. STOCKHOLDERS’ EQUITY (DEFICIT)

Public Offering and Conversion of Debt

The registration statement for the Company’s initial public offering became effective on August 28, 2020. On September 1, 2020, the Company closed on the initial public offering of 2,031,705 shares of common stock at the public offering price of $6.00 per share, which includes 265,005 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $12,190,200. The net proceeds from the initial public offering after deducting the underwriting discount and the underwriters’ fees and expenses were $10,789,000.

In addition, upon closing of the initial public offering, the Company issued to the underwriters warrants to purchase an aggregate of 88,335 shares of common stock exercisable at a per share price of $7.50 for a term of four years beginning on August 28, 2021. The fair value of these warrants is $167,400.

Also, upon closing of the initial public offering, the Company issued to Olympic Views, LLC (“Olympic”), 82,826 shares of common stock as a result of the conversion of debt owed to Olympic in the amount of $442,000 and accrued interest of $55,000 and into shares of the Company’s common stock at the public offering price per share of $6.00.

Common Stock

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2018	157,664	$0.42
Exercisable – December 31, 2018	-	$-
Granted	106,762	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2019	264,426	$0.41
Exercisable – December 31, 2019	117,218	$0.42
Granted	213,784	$4.79
Exercised	-	$-
Forfeited/Cancelled	(36,038)	$0.40
Outstanding – December 31, 2020	442,172	$2.53
Exercisable – December 31, 2020	219,085	$1.31

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40- $6.50	442,172	6.00	$2.53	219,085	$1.31

During the year ended December 31, 2019, the Company issued 106,762 options to a member of the board of directors and employees. The options have an exercise price of $0.40 per share, a term of 10 years, and 3 year vesting. The options have an aggregated fair value of approximately $9,000 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation. For the year ended December 31, 2019 the Company recognized share-based compensation related to options of an aggregate of 5,500.

During the year ended December 31, 2020, the Company issued 213,784 options to a member of the board of directors and employees. The options have an exercise price between $2.22 and $6.50 per share, a term of 5 to 10 years, and 1 to 2 year vesting. The options have an aggregated fair value of approximately $343,700 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation. For the year ended December 31, 2020 the Company recognized share-based compensation related to options of an aggregate of $71,900. On December 31, 2020, unrecognized share-based compensation was $264,600.

The intrinsic value for outstanding and exercisable options as of December 31, 2020 was $973,800 and $706,200, respectively, and as of December 31, 2019 was $0 and $0, respectively.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2018	-	$-
Exercisable – December 31, 2018	-	$-
Granted	22,524	$0.40
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2019	22,524	$0.40
Exercisable – December 31, 2019	22,524	$0.40
Granted	88,335	$7.50
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2020	110,859	$6.06
Exercisable – December 31, 2020	22,524	$0.40

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40- $7.50	110,859	5.51	$6.06	22,524	$0.40

On December 31, 2019, the total intrinsic value of warrants outstanding and exercisable was $0. During the year ended December 31, 2019, the Company issued 22,524 warrants to consultants. The warrants have an exercise price of $0.40 share, a term of 10 years, and immediate vesting. The warrants have an aggregated fair value of approximately $1,600 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the year ended December 31, 2020 the Company issued 88,335 warrants in connection with its initial public offering. The warrants have an exercise price of $7.50 share, a term of 5 years, and a 1-year vesting. The fair value of these warrants is $167,400 as of December 31, 2020 and is netted against proceeds. The value was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

The intrinsic value for outstanding and exercisable warrants as of December 31, 2020 was $89,200 and $89,200, respectively.

(C) Restricted Stock Unit (“RSU”) Plan

The following is a summary of the Company’s RSU activity:

	RSU	Weighted Average Exercise Price
Outstanding – December 31, 2019	-	$-
Exercisable – December 31, 2019	-	$-
Granted	34,000	$4.53
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2020	34,000	$4.53
Exercisable – December 31, 2020	8,500	$4.53

The Company periodically grants restricted stock awards to the board of directors and certain employees pursuant to the 2020 RSU plan. These typically are awarded on the first day of a fiscal quarter and fully vest on the last day of the quarter. The Company recognized $43,800 during the year ended December 31, 2020. On December 31, 2020 there was $115,500 unrecognized compensation related to non-vested restricted stock.

15. SUBSEQUENT EVENTS

The registration statement for the Company’s follow-on public offering was effective on January 12, 2021. On January 15 and 20, 2021, the Company closed on the public offering of 9,200,000 shares of common stock at the public offering price of $3.00 per share, which includes 1,200,000 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $27,600,000. The Company also issued to the underwriter warrants to purchase an aggregate of 400,000 shares of common stock, which are exercisable at a per share price of $3.75 for a term of four years and six months beginning on July 12, 2021. The net proceeds from the public offering after deducting the costs incurred in connection with formation and preparation for the public offering along with underwriting discount and the underwriters’ fees and expenses were $25,256,000.

On January 21, 2021, the Company closed on an acquisition of three lots in Austin, Texas for $755,000.

On January 29, 2021, the Company closed on an acquisition of 36 lots in Auburn, California for $4,900,000. Between January 16, 2021 and March 1, 2021, the Company closed on an acquisition of an additional 30 lots in Auburn, California for $4,498,300.

On February 16, 2021, the Company entered into a sales agreement with a national public builder to sell 99 lots for $7,920,000 closing on or before March 29, 2021. On March 11, 2021, both parties agreed to amend the contract to sell the lots for $8,910,000 closing on or before April 28, 2021.

On February 22, 2021, the Company acquired nine lots in Driftwood, Texas for $1,584,350.

On February 25, 2021, the Company entered into a sales agreement to acquire 55 lots in Loomis, California for $6,850,000, closing on or before May 26, 2021.

On March 3, 2021, the Company hired a SOX Compliance Manager.

On March 5, 2021, the Company closed on an acquisition of 145 lots located in Belfair, Washington for $3,915,000.

On March 8, 2021, the Company entered into a purchase and sale agreement to acquire 30 lots in Horseshoe Bay, Texas for $2,500,000, closing on or before July 1, 2021.

On March 8, 2021, the Company entered into a purchase and sale agreement to acquire four lots in Loomis, California for $1,100,000, closing on or before May 22, 2021.

On March 8, 2021, the Company entered into a purchase and sale agreement to acquire the Company’s corporate headquarters office building located in Gig Harbor, Washington for $3,050,000, closing on or before April 30, 2021.

On March 9, 2021, the Company entered into a purchase and sale agreement to acquire four lots in Spicewood, Texas for $915,000, closing on or before April 14, 2021.

On March 16, 2021, a former employee of the Company exercised 45,046 vested stock options at $0.40 per share and the Company received $18,000.

On March 18, 2021, the Company closed on an agreement to acquire 22 lots in Rocklin, California for $3,944,050.

On March 23, 2021, the Company entered into a purchase and sale agreement to acquire an 80-unit condominium site in Tacoma, Washington for $2,000,000, closing on or before May 23, 2021.

On March 30, 2021, the Company entered into a purchase and sale agreement to sell 144 lots located in Belfair, Washington for $8,640,000. Closing is expected on or before May 15, 2021.

