Form 10-Q
period 2021-03-31
Harbor Custom Development, Inc.
filed 2021-05-17
CIK 1784567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2021

Commission File Number: 000-237507

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X]Yes [  ]No

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company [  ] Yes [X] No

(as defined in Rule 12b-2 of the Exchange Act).

There are 14,890,094 shares of common stock outstanding as of May 14, 2021.

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS

Real Estate	$35,669,000	$20,370,300
Property, Plant and Equipment, net	8,704,900	8,176,000
Right of Use Assets	802,900	873,800
Cash	9,047,000	2,396,500
Prepaid Expense	1,502,800	1,658,000
Retainage Receivable	250,000	-
Accounts Receivable, net	34,600	78,200
Deferred Offering Costs	37,800	65,100

TOTAL ASSETS	$56,049,000	$33,617,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Construction Loans, net of Debt Discount of $375,000 and $502,400 , respectively	$9,292,000	$9,590,100
Construction Loans - Related Parties, net of Debt Discount of $680,900 and $670,200, respectively	6,093,600	5,819,700
Equipment Loans	5,905,300	5,595,500
Accounts Payable and Accrued Expenses	2,606,200	2,700,000
Operating Lease Liabilities	775,600	841,700
Finance Leases	898,100	999,400
Deferred Revenue	-	896,300
Note Payable PPP	5,900	19,300
Note Payable D&O Insurance	372,700	741,200

TOTAL LIABILITIES	25,949,400	27,203,200

COMMITMENTS AND CONTINGENCIES - SEE NOTE 10

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par 10,000,000 shares authorized and 0 issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Common Stock, No Par 50,000,000 shares authorized and 14,890,094 and 5,636,548 issued and outstanding at March 31, 2021 and December 31, 2020	$37,057,900	$11,956,900
Additional Paid In Capital	367,900	234,800
Accumulated Deficit	(6,036,900)	(4,487,100)
Total Stockholders’ Equity	31,388,900	7,704,600
Non-Controlling Interest	(1,289,300)	(1,289,900)
TOTAL STOCKHOLDERS’ EQUITY	30,099,600	6,414,700

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,049,000	$33,617,900

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

Sales	$13,874,200	$9,941,000

Cost of Sales	13,267,000	9,828,200

Gross Profit	607,200	112,800

Operating Expenses	2,049,800	1,029,400

Operating Loss	(1,442,600)	(916,600)

Other Income (Expense)
Loss on Sale of Equipment	(35,900)	(15,500)
Other Income (Expense)	27,400	-
Interest Expense	(98,100)	(71,600)
Total Other Income (Expense)	(106,600)	(87,100)

Loss Before Income Tax	(1,549,200)	(1,003,700)

Income Tax Benefit (Expense)	-	29,800

Net Loss	$(1,549,200)	$(973,900)

Net (Loss) Income Attributable to Non-controlling interests	$600	$(221,900)

Net Loss Attributable to Stockholders	$(1,549,800)	$(752,000)

Net Loss Per Share - Basic and Diluted	$(0.12)	$(0.21)

Weighted Average Common Shares Outstanding - Basic and Diluted	13,269,055	3,513,517

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Periods January 1, 2020 through March 31, 2020 and January 1, 2021 through March 31, 2021

(Unaudited)

	Common Stock		Preferred Stock		Additional		Stockholders’	Non-	Total
	Shares Issued	No Par	Shares Issued	No Par	Paid in Capital	Accumulated (Deficit )	Equity (Deficit)	Controlling Interest	Equity (Deficit)

Balance, January 1, 2020	3,513,517	$670,900	-	$-	119,100	(954,300)	(164,300)	(1,060,600)	$(1,224,900)

Stock Compensation Expense					-		$-		-
Net Loss					-	(752,000)	(752,000)	(221,900)	(973,900)

Balance, March 31, 2020	3,513,517	$670,900	-	$-	$119,100	$(1,706,300)	$(916,300)	$(1,282,500)	$(2,198,800)

Balance, January 1, 2021	5,636,548	$11,956,900	-	-	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

Net proceeds issuance of stock	9,200,000	25,101,000					25,101,000		25,101,000
Exercise of stock options	45,046				18,000		18,000		18,000
Stock Compensation Expense	8,500				115,100		115,100		115,100
Net (Loss) Income						(1,549,800)	(1,549,800)	600	(1,549,200)

Balance, March 31, 2021	14,890,094	$37,057,900	-	$-	$367,900	$(6,036,900)	$31,388,900	$(1,289,300)	$30,099,600

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,549,200)	$(973,900)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	240,200	141,900
Amortization of right of use assets	70,900	63,700
Forgiveness on PPP loan	(10,000)	-
Loss on sale of equipment	35,900	15,500
Stock compensation	115,100	-
Net change in assets and liabilities:
Accounts receivable	43,600	9,000
Retainage receivable	(250,000)	-
Prepaid expenses	155,200	35,800
Real estate	(14,712,100)	(1,487,500)
Deferred revenue	(896,300)	35,500
Deferred income tax	-	(29,800)
Payments on right of use liability	(66,100)	(82,800)
Accounts payable and accrued expenses	(93,800)	(539,100)
NET CASH (USED IN) OPERATING ACTIVITIES	(16,916,600)	(2,811,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(149,100)	(5,200)
Proceeds on the sale of equipment	69,500	145,400
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(79,600)	140,200

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans, net	(425,500)	5,994,300
Financing fees construction loans	(92,900)	(207,200)
Construction loans related parties, net	284,500	(2,697,300)
Financing fees related party construction loans	(376,900)	-
Payments on financing leases	(101,300)	(145,600)
Payments on PPP loan	(3,400)	-
Due to related party	-	(5,000)
Repayments on note payable D&O insurance	(368,500)	-
Net proceeds from issuance of common stock	25,101,000	-
Repayment on equipment loans	(415,600)	(196,300)
Proceeds from exercise of stock options	18,000	-
Deferred offering cost	27,300	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,646,700	2,742,900

NET INCREASE IN CASH	6,650,500	71,400

CASH AT BEGINNING OF YEAR	2,396,500	430,000

CASH AT END OF PERIOD	$9,047,000	$501,400

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$98,100	$71,600

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing of assets additions	$725,400	$-
Amortization of debt discount capitalized	$586,600	$-

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company and its subsidiaries’ principal business activity involves acquiring raw land and developed lots for the purpose of building and selling single-family and multi-family dwellings in the Puget Sound region of Washington, California, and Texas. The Company utilizes its heavy equipment resources to develop an inventory of finished lots and provide development infrastructure construction, on a contract basis, for other home builders. Single-family construction and infrastructure construction contracts vary but are typically less than one year.

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became subject to the reporting requirements of the Securities Exchange Act of 1934, had securities registered for sale to the public pursuant to the Securities Act of 1933, and started trading on NASDAQ on August 28, 2020.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follows (all entities are formed as Washington LLCs):

		Attributable Interest
		March 31,	December 31,
Names	Dates of Formation	2021	2020
Saylor View Estates, LLC	March 30, 2014	51%	51%
Harbor Materials, LLC*	July 5, 2018	N/A	100%
Belfair Apartments, LLC	December 3, 2019	100%	100%

* Harbor Materials, LLC was voluntarily dissolved with the State of Washington as of January 29, 2021.

All intercompany transactions and balances have been eliminated in consolidation.

As of March 31, 2021 and December 31, 2020, the aggregate non-controlling interest was $(1,289,300) and $(1,289,900), respectively.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at December 31, 2020 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2021.

The Company’s Board of Directors and Stockholders approved a 1-for-2.22 reverse split of the Company’s common stock, which was effected on April 15, 2020. The reverse split combined each 2.22 shares of the Company’s outstanding common stock into one share of common stock. No fractional shares were issued in connection with the reverse split, and any fractional shares resulting from the reverse split were rounded up to the nearest whole share. All references to common stock, options to purchase common stock, restricted stock, share data, per share data, and related information, as applicable, have been adjusted in the financial statements to reflect the split of the common stock as if it had occurred at the beginning of the earliest period presented.

All numbers in these financial statements are rounded to the nearest $100.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles (“GAAP”). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Stock-Based Compensation

Effective as of November 19, 2018, the Company’s Board of Directors and Stockholders approved and adopted the 2018 Incentive and Non-Statutory Stock Option Plan (the “2018 Plan”). The 2018 Plan allows the Administrator (currently the Compensation Committee) to determine the issuance of incentive stock options and non-qualified stock options to eligible employees and outside directors and consultants of the Company. The Company reserved 675,676 shares of common stock for issuance under the 2018 Plan.

Effective as of December 3, 2020, the Company’s Board of Directors and Stockholders approved and adopted the 2020 Restricted Stock Plan (the “2020 Plan”). The 2020 Plan allows the Administrator (currently the Compensation Committee) to determine the issuance of restricted stock to eligible officers, directors, and key employees. The Company reserved 700,000 shares of common stock for issuance under the 2020 Plan.

The Company accounts for stock-based compensation in accordance with Accounting Standards codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Options and warrants are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation expense is reversed in the period related to the termination of service.

Stock-based compensation expenses are included in selling, general, and administrative expenses in the consolidated statement of operations.

For the three months ended March 31, 2021 and 2020 when computing fair value of share-based payments, the Company has considered the following variables:

	March 31, 2021	March 31, 2020
Risk-free interest rate	0.23%	1.46%
Exercise price	$3.75	$2.22
Expected life of grants	2.75 years	5.64 years
Expected volatility of underlying stock	53.52%	32.39%
Dividends	0	0

The expected option term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The share price as of the grant date was determined by an independent third party 409(a) valuation until the Company’s stock became publicly traded. Now the share price is the public trading price at the time of grant. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as the Company’s stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangements, stock options, or warrants.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share.

	March 31, 2021	March 31, 2020
Numerator:
Net (loss) attributable to common stockholders	$(1,549,800)	$(752,000)
Effect of dilutive securities:	-	-

Diluted net (loss)	$(1,549,800)	$(752,000)

Denominator:
Weighted average common shares outstanding - basic	13,269,055	3,513,517
Dilutive securities (a):
Options	-	-
Warrants	-	-

Weighted average common shares outstanding and assumed	13,269,055	3,513,517
conversion – diluted

Basic net (loss) per common share	$(0.12)	$(0.21)

Diluted net (loss) per common share	$(0.12)	$(0.21)

(a) - Anti-dilutive securities excluded:	278,870	140,695

Fair Value of Financial Instruments

For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

Accounts Receivable

Accounts receivable are reported at the amount the Company expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information, and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for doubtful accounts was $44,100 and $0 as of March 31, 2021 and December 31, 2020. respectively.

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

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC 805, “Business Combinations,” where acquired assets are recorded at fair value. Interest, property taxes, insurance, and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are expensed when the underlying asset is sold.

The Company capitalized interest from related party borrowings of $185,300 and $313,300 for the three months ended March 31, 2021 and 2020, respectively. The Company capitalized interest from third-party borrowings of $210,900 and $393,100 for the three months ended March 31, 2021 and 2020, respectively.

A property is classified as “held for sale” when all the following criteria for a plan of sale have been met:

(1) Management, having the authority to approve the action, commits to a plan to sell the property;

(2) The property is available for immediate sale in its present condition, subject only to terms that are usual and customary;

(3) An active program to locate a buyer and other actions required to complete the plan to sell have been initiated;

(4) The sale of the property is probable and is expected to be completed within one year of the contract date;

(5) The property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

(6) Actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

When all these criteria have been met, the property is classified as “held for sale.”

In addition to the annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

As of March 31, 2021 and December 31, 2020, the Company did not have any projects that qualified for an impairment charge.

Revenue and Cost Recognition

ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contract to provide goods or services to customers.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. The provision of ASC 606 includes a five-step process by which the Company determines revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which the Company expects to be entitled in exchange for those goods or services.

ASC 606 requires the Company to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, performance obligations are satisfied.

A detailed breakdown of the five-step process for recognition of Real Estate Revenue related to the sale of homes is as follows:

1. Identify the contract with a customer.

The Company signs an agreement with a home buyer to purchase a lot with a completed house.

2. Identify the performance obligations in the contract.

Performance obligations of the Company include delivering a developed lot with a completed house to the customer, which are required to meet certain specifications that are outlined in the contract.

3. Determine the transaction price.

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

4. Allocation of the transaction price to performance obligations in the contract.

Each lot with a completed house is a separate performance obligation, for which the specific price in the contract is allocated.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue when title is transferred. The Company does not have any further performance obligations once title is transferred.

A detailed breakdown of the five-step process for the recognition of Real Estate Revenue related to the sale of completed lots is as follows:

1. Identify the contract with a customer.

The Company signs an agreement with a home builder to purchase completed lot(s).

2. Identify the performance obligations in the contract.

Performance obligations of the Company include delivering a developed lot to the customer, which are required to meet certain specifications that are outlined in the contract.

3. Determine the transaction price.

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

4. Allocation of the transaction price to performance obligations in the contract.

Each lot is a separate performance obligation, for which the specific price in the contract is allocated.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue when title is transferred. The Company does not have any further performance obligations once title is transferred.

A detailed breakdown of the five-step process for the revenue recognition of Construction Materials sold to or received from contractors is as follows:

1. Identify the contract with a customer.

There are no signed contracts. Each transaction is verbally agreed to with the customer.

2. Identify the performance obligations in the contract.

The performance obligation is to deliver or receive materials from customers based on the verbal agreement reached.

3. Determine the transaction price.

The Company has a set price list for receiving approved fill materials to recycle or provide customers with a combination of said materials.

4. Allocation of the transaction price to performance obligations in the contract.

There is only one performance obligation, which is to pick up or deliver the materials. The entire transaction price is therefore allocated to the performance obligation.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The performance obligation is fulfilled, and revenue is recognized when the materials have been received or delivered by the Company.

Revenues for Real Estate and Construction Materials:

Revenues from contracts with customers are summarized by product category as follows for the three months ended March 31:

	2021	2020
Real Estate - homes	$6,814,200	$9,904,600
Real Estate - lots	7,000,000	-
Construction Materials	60,000	36,400
Total Revenue	$13,874,200	$9,941,000

Cost of Sales

Land acquisition costs are allocated to each lot based on the size of the lot in relation to the size of the total project. Development cost and capitalized interest are allocated to lots sold based on the same criteria.

Cost relating to the handling of recycled construction materials and converting items into usable construction materials for resale are charged to cost of sales as incurred.

Advertising

Costs for designing, producing, and communicating advertising are expensed as incurred. Advertising expense for the three months ended March 31, 2021 and 2020 were $500 and $7,500, respectively.

Leases

On January 1, 2019, the Company adopted ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities.

As part of the adoption, the Company elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to:

1.	Not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease;

2.	Not to apply the recognition requirements in ASC 842 to short-term leases; and

3.	Not record a right of use asset or right of use liability for leases with an asset or liability balance that would be considered immaterial.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards, and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. Management applies the criteria established in the FASB released Accounting Standards Update No. 2019-12, “Income Taxes” (Topic 740) to determine if any valuation allowances are needed each year.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. There are no uncertain tax positions as of March 31, 2021 and December 31, 2020.

Recent Accounting Pronouncements

On December 18, 2019, the FASB released Topic 740 (the “Update”). FASB issued this Update as part of its initiative to reduce complexity in accounting standards. The Update is effective for fiscal years beginning after December 15, 2020. The adoption of the Update did not have a material impact on the Company.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of the estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of March 31, 2021 and December 31, 2020, there were no impairment losses recognized for long-lived assets.

Offering Costs Associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.”

On January 15 and 20, 2021, the Company closed on a follow-on public offering and overallotment option, respectively, of its common stock. During 2020, the Company incurred approximately $65,100 of capitalizable costs associated with the follow-on public offering, which were netted against the proceeds received in 2021. These costs were capitalized as of December 31, 2020 and are shown on the Company’s balance sheet as Deferred Offering Costs.

The Company incurred and capitalized deferred offering costs for the three months ended March 31, 2021 of $37,800 relating to a future preferred stock offering.

2. CONCENTRATION, RISKS, AND UNCERTAINTIES

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances may exceed the federal insurance limits. Uninsured cash balances were $8,547,000 and $2,146,000 as of March 31, 2021 and December 31, 2020, respectively.

Revenue Concentrations

For the three months ended March 31, 2021 and 2020, revenue from Lennar Northwest, Inc. (“Lennar”) was $7,000,000 and $0, respectively. This represented 50% and 0% of the Company’s revenue for the three months ended March 31, 2021 and 2020, respectively.

COVID-19

On March 25, 2020, the Governor of Washington imposed a complete moratorium on construction of single-family low-risk construction in the State (the “Moratorium”). The Company had to cease construction operations on that date. The Moratorium was lifted on April 24, 2020, provided that safety measures were implemented, including the creation of a COVID-19 safety plan, exposure response procedure plan, and mandatory construction site safety meetings. The Company implemented the safety measures and re-started housing construction activities. The possibility remains that the Governor could impose new or additional requirements or restrict or completely halt construction again depending on the development of the COVID-19 infection rate.

The Company has not, at this time, experienced any cancelled sales contracts. The Company has experienced some supply-chain issues with both cabinetry and appliances related to COVID-19. As of the date of this report, the Company’s projects are on-schedule and operations are not being materially impacted by the COVID-19 pandemic.

While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance of this report, the ultimate impact could not be determined.

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, and amortization consisted of the following:

	March 31, 2021	December 31, 2020

Machinery and Equipment	$9,588,000	$8,908,000
Vehicles	71,800	73,500
Furniture and Fixtures	145,300	136,300
Leasehold Improvements	7,000	7,000

Total Fixed Assets	9,812,100	9,124,800

Less Accumulated Depreciation	(1,107,200)	(948,800)

Fixed Assets, Net	$8,704,900	$8,176,000

Depreciation expense was $240,200 and $141,900 for the three months ended March 31, 2021 and 2020, respectively.

4. REAL ESTATE

Real Estate consisted of the following components:

	March 31, 2021	December 31, 2020

Land Held for Development	$28,531,000	$9,532,800
Construction in Progress	6,366,500	9,042,700
Held for Sale	771,500	1,794,800
	$35,669,000	$20,370,300

5. EQUIPMENT LOANS

Consists of the following:

	March 31, 2021	December 31, 2020

Various notes payable to banks and financial institutions with interest rates varying from 0.00% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $11,600 through 2025:	5,905,300	$5,595,500
Book value of collateralized equipment:	7,354,100	$6,475,600

Future equipment loan maturities are as follows:

For the years ended March 31:

2022	$1,673,100
2023	1,707,500
2024	1,475,200
2025	1,016,000
2026	33,500

$5,905,300

6. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. All loans have a one-year term but will be refinanced if the project is not completed within one year and will be due upon the completion of the project. Interest accrues on the loans and is included with the payoff of the loan. Interest ranges from 8% to 40%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances related to third party lenders as of March 31, 2021 and December 31, 2020 were $9,667,000 and $10,092,500, respectively. The book value of collateralized real estate as of March 31, 2021 and December 31, 2020 was $35,669,000 and $20,370,300, respectively.

7. NOTE PAYABLE D&O INSURANCE

The Company purchased director’s and officer’s (“D&O”) insurance on August 28, 2020 for $1,531,900. A down payment of $306,400 was made and the remaining balance of $1,225,500 was financed over ten months. The interest rate on the loan is 4.74%. Interest expense on this loan for the three months ended March 31, 2021 and 2020 was $7,300 and $0, respectively. The loan balance as of March 31, 2021 and December 31, 2020 was $372,700 and $741,200, respectively.

8. NOTE PAYABLE PPP

On April 11, 2020, the Company entered into a term note with Timberland Bank, with a principal amount of $582,800 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Term Note is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration (“SBA”). The Company applied for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the applicable period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act.

On November 9, 2020 and February 1, 2021, the SBA forgave $562,300 and $10,000, respectively, on the PPP Term Note.

As of March 31, 2021 and December 31, 2020, the balance of the PPP Term Note was $5,900 and $19,300, respectively.

Future note payable loan maturities are as follows:

For the years ended March 31:

2022	$5,900

$5,900

9. DEFINED CONTRIBUTION PLAN

Effective January 1, 2016, the Company established a 401(k) plan for qualifying employees. Employee contributions are voluntary. Company contributions to the plan for the three months ended March 31, 2021 and 2020 were $26,400 and $0, respectively.

10. COMMITMENTS

From time to time, the Company is subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On September 17, 2020, the Company entered into a purchase and sales agreement for the acquisition of 9.6 acres of land in Port Orchard, Washington for $1,440,000. Closing is contingent on permit approval and is expected to take place on or before June 1, 2021.

On August 28, 2020, the Company entered into a purchase and sale agreement to acquire property currently under development for the construction of 36 townhomes located in Bremerton, Washington for $1,500,000. Closing is expected to be on or before May 31, 2021.

On June 15, 2020, the Company entered into a purchase and sales agreement to acquire property for the construction of 30 townhomes located in East Bremerton, Washington for $2,040,000. Closing is expected to take place on or before December 31, 2021.

On February 16, 2021, the Company entered into a sales agreement with a national public builder to sell 99 lots for $7,920,000, closing on or before March 29, 2021. On March 11, 2021, both parties agreed to amend the contract to sell the lots for $8,910,000, closing on or before May 14, 2021.

On February 25, 2021, the Company entered into a sales agreement to acquire 55 lots in Loomis, California for $6,850,000, closing on or before May 26, 2021.

On March 8, 2021, the Company entered into a purchase and sale agreement to acquire 30 lots in Horseshoe Bay, Texas for $2,500,000, closing on or before July 1, 2021.

On March 8, 2021, the Company entered into a purchase and sale agreement to acquire four lots in Loomis, California for $1,100,000, closing on or before May 22, 2021.

On March 23, 2021, the Company entered into a purchase and sale agreement to acquire property for the construction of 80 condominium units in Tacoma, Washington for $2,000,000, closing on or before May 24, 2021.

11. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which a director and minority shareholder of the Company is a partner. These loans were originated between April 2019 and January 2021; all of the loans have a one-year maturity with interest rates ranging between 8.49% and 12.00%. For the three months ended March 31, 2021 and 2020, the Company incurred loan origination fees of $87,600 and $0, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of March 31, 2021 and December 31, 2020, there were $165,900 and $202,500 of remaining debt discounts, respectively. During the three months ended March 31, 2021 and 2020, the Company incurred prepaid interest of $289,300 and $166,000, respectively. This interest is recorded as debt prepaid interest and amortized over the life of the loan. The interest is capitalized to real estate. As of March 31, 2021 and December 31, 2020, there were $515,000 and $466,600 of remaining prepaid interest reserves, respectively. As of March 31, 2021 and December 31, 2020, the outstanding loan balances were $6,774,500 and $6,438,100, respectively.

The Company entered into a construction loan with Curb Funding, LLC of which a director and minority shareholder of the Company is 100% owner. The loan originated August 13, 2020. The loan has a one-year maturity with an interest rate of 12%. As of March 31, 2021 and December 31, 2020, the Company incurred loan fees of $0 and $3,500, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of March 31, 2021 and December 31, 2020, there were $0 and $1,100 of remaining debt discounts, respectively. As of March 31, 2021 and December 31, 2020, the outstanding loan balances were $0 and $51,800, respectively. The Company incurred interest expense of $2,800 and $0 for the three months ended March 31, 2021 and 2020, respectively.

On April 19, 2019, the Company entered into a construction loan with Olympic Views, LLC (“Olympic”) of which the Company’s Chief Executive Officer and President owned a 50% interest. The loan amount was $442,000 with an interest rate of 12% and a maturity date of April 19, 2020. The loan was collateralized by a deed of trust on the land. The amounts outstanding were $0 and $0 as of March 31, 2021 and December 31, 2020, respectively. The interest expense was $0 and $13,000 for the three months ended March 31, 2021 and 2020 and was capitalized as part of Real Estate. The Company entered into an agreement with Olympic to convert this debt and accrued interest of $55,000 to common stock at the Company’s Initial Public Offering (defined below) price of $6.00 in May 2020. This conversion was effected on August 28, 2020 simultaneous to the Initial Public Offering. This transaction resulted in 82,826 shares of common stock being issued to Olympic.

Due to Related Party

The Company has a quarry which it uses to process waste materials from the completion of raw land into sellable/buildable lots. The quarry is located on land owned by SGRE, LLC which is 100% owned by the Company’s Chief Executive Officer and President. The materials produced by the quarry and sold by the Company to others are subject to a 25% commission payable to SGRE, LLC. On March 31, 2021 and December 31, 2020, the commission payable was $8,000 and $0, respectively. The commission expense for the three months ended March 31, 2021 and 2020 was $15,000 and $0, respectively.

Due to Related Party

Richard Schmidtke, a Company director, provided tax and accounting services in 2021 and 2020 to the Company. On March 31, 2021 and December 31, 2020, the fees payable to Mr. Schmidtke were $0 and $500, respectively. The accounting expense incurred by the Company for Mr. Schmidtke’s services for the three months ended March 31, 2021 and 2020 was $500 and $22,300, respectively.

Land Purchase from a Related Party

On September 2, 2020, the Company purchased 99 unfinished lots for $3,430,000 from Olympic. The Company’s Chief Executive Officer and President owned a 50% interest in Olympic at the date of purchase. He currently has no ownership interest in Olympic.

12. STOCKHOLDERS’ EQUITY (DEFICIT)

Public Offering and Conversion of Debt

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) became effective on August 28, 2020. On September 1, 2020, the Company closed on the Initial Public Offering of 2,031,705 shares of its common stock at the public offering price of $6.00 per share, which includes 265,005 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $12,190,200. The net proceeds from the Initial Public Offering after deducting the underwriting discount and the underwriters’ fees and expenses were $10,789,000.

In addition, upon closing of the Initial Public Offering, the Company issued to the underwriters warrants to purchase an aggregate of 88,335 shares of common stock exercisable at a per share price of $7.50 for a term of four years beginning on August 28, 2021. The fair value of these warrants is $167,400.

Also, upon closing of the Initial Public Offering, the Company issued to Olympic 82,826 shares of its common stock as a result of the conversion of debt owed to Olympic in the amount of $442,000 and accrued interest of $55,000 and into shares of the Company’s common stock at the Initial Public Offering price per share of $6.00.

Follow-on Offering

The registration statement for the Company’s follow-on offering became effective on January 12, 2021. On January 15 and 20, 2021, the Company closed the follow-on offering of 9,200,000 shares of its common stock at the public offering price of $3.00 per share, which includes 1,200,000 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $27,600,000. The net proceeds from the follow-on offering after deducting the underwriting discount and the underwriters’ fees and expenses were $25,101,000.

In addition, upon closing of the follow-on offering, the Company issued to the underwriters warrants to purchase an aggregate of 400,000 shares of common stock exercisable at a per share price of $3.75 for a term of five years beginning on January 12, 2021 which vest on July 12, 2021. The fair value of these warrants is $453,800.

Common Stock

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2020	442,172	$2.53
Exercisable – December 31, 2020	219,085	$1.31
Granted	-	$-
Exercised	(45,046)	$0.40
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2021	397,126	$2.77
Exercisable – March 31, 2021	256,345	$2.18

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $6.50	397,126	6.09	$2.77	256,345	$2.18

For the three months ended March 31, 2020, the Company issued 33,784 options to a member of the Board of Directors. The options have an exercise price of $2.22 per share, a term of ten years, and vest 100% on February 7, 2021. The options have an aggregate fair value of approximately $100 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

For the three months ended March 31, 2021, the Company had 45,046 options exercised by a former employee. These shares were exercised at $0.40 per share for a total of $18,000 which has been included in additional paid in capital.

The Company recognized share-based compensation net of forfeitures related to options of an aggregate of $0 for the three months ended March 31, 2020.

The Company recognized share-based compensation net of forfeitures related to options of an aggregate of $76,600 for the three months ended March 31, 2021. As of March 31, 2021, unrecognized share-based compensation was $187,800.

The intrinsic value for outstanding and exercisable options as of March 31, 2020 was $0 and $0, respectively, and as of March 31, 2021 was $537,000 and $424,000, respectively.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2020	110,859	$6.06
Exercisable – December 31, 2020	22,524	$0.40
Granted	400,000	$3.75
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2021	510,859	$4.25
Exercisable – March 31, 2021	22,524	$0.40

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $7.50	510,859	4.89	$4.25	22,524	$0.40

During the three months ended March 31, 2021, the Company issued 400,000 warrants in connection with its follow-on offering. The warrants have an exercise price of $3.75 share, a term of five years, and a six-month vesting period. The fair value of these warrants is $453,800 as of March 31, 2021 and is netted against proceeds. The value was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

The intrinsic value for outstanding and exercisable warrants as of March 31, 2021 was $62,400 and $62,400, respectively.

(C) Restricted Stock Unit (“RSU”) Plan

The following is a summary of the Company’s RSU activity:

	RSU	Weighted Average Exercise Price
Outstanding – December 31, 2020	34,000	$4.53
Exercisable – December 31, 2020	8,500	$4.53
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 20201	34,000	$4.53
Exercisable – March 31, 2021	17,000	$4.53

The Company periodically grants restricted stock awards to the Board of Directors and certain employees pursuant to the 2020 Plan. These typically are awarded on the first day of a fiscal quarter and fully vest on the last day of the quarter. The Company recognized $38,500 of stock compensation during the three months ended March 31, 2021. On March 31, 2021, there was $77,000 of unrecognized compensation related to non-vested restricted stock.

13. SUBSEQUENT EVENTS

On March 8, 2021, the Company entered into a purchase and sale agreement to acquire 30 lots in Horseshoe Bay, Texas for $2,500,000, closing on or before July 1, 2021 of which 22 Lots of the 30 closed on April 15, 2021 for $1,500,000.

On April 2, 2021, the Company entered into a purchase and sale agreement to sell 144 lots in Belfair, Washington for $8,640,000, closing on or before May 14, 2021.

On April 7, 2021, the Company entered into a purchase and sale agreement to acquire five lots in Georgetown, Texas for $722,975, closing on or before May 13, 2021.

On April 8, 2021, the Company entered into a purchase and sale agreement to acquire one lot in Horseshoe Bay, Texas for $219,000. This transaction closed on April 16, 2021.

On April 19, 2021, the Company entered into a purchase and sale agreement to acquire three lots in Horseshoe Bay, Texas for $120,000, closing on or before May 26, 2021.

On April 20, 2021, the Company entered into a purchase and sale agreement to acquire two lots in Horseshoe Bay, Texas for $265,000, closing on or before May 26, 2021.

On April 20, 2021, the Company entered into a purchase and sale agreement to acquire 106 lots in Horseshoe Bay, Texas for $16,900,000, closing on or before July 1, 2021.

On April 25, 2021, the Company entered into a purchase and sale agreement to acquire 31 acres and a 2,700 square foot office building in Horseshoe Bay, Texas for $4,750,000, closing on or before July 1, 2021.

On April 30, 2021, the Company entered into a purchase and sale agreement to acquire 222 acres in Birch Bay, Washington for $14,300,000, closing on or before June 30, 2021.

On May 6, 2021, the Company entered into a purchase and sale agreement to acquire 10 lots in Horseshoe Bay, Texas for $2,005,200, closing on or before July 15, 2021.

On May 6, 2021, the Company entered into a purchase and sale agreement to acquire 200 lots in Punta Gorda, Florida for $4,700,000, closing on or before August 4, 2021.

On May 10, 2021, the Company acquired one building lot in Bremerton, Washington for $35,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements often can be identified by the use of terms including, but not limited to “may,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Overview and Outlook

We are a real estate development company involved in all aspects of the land development cycle including land acquisition, entitlements, construction of project infrastructure, home building, marketing, and sales of various single-family and condominium projects in Washington, California, and Texas. We have constructed single-family communities and homes in Gig Harbor, Bremerton, Silverdale, Bainbridge Island, Belfair, Allyn, and Port Orchard in the state of Washington, and have single-family homes in various early stages of plan development in California and Texas. Our business strategy is focused on the acquisition of land to develop property for the construction and sale of residential lots, home communities, or condominium properties within a 30 to 60-minute commute to major metropolitan employment corridors.

Our portfolio of offered lots, home plans, and finishing options, coupled with a historic low inventory of residential housing and condominiums in our principal geographic areas, currently provide a diverse product portfolio and an opportunity to increase revenue and overall market share. In addition to our single-family residential projects, we plan to build and sell townhomes and condominiums and have commenced land development for two condominium sites.

With over $8,700,000 in heavy equipment, our infrastructure development division efficiently constructs a diverse range of residential communities and improved lots in a cost-effective manner. We utilize heavy equipment to develop raw land and through this process create residential subdivisions and multi-family communities. The equipment is primarily used for land clearing, site development, public and private road improvements, and installation of wet utilities such as sewer, water, and storm sewer lines, in addition to construction of dry utilities lines for power, gas, telephone, and cable service providers.

We own or control 24 communities in Washington, Texas, and California containing an aggregate of 1,102 lots and 250 acres in various stages of development.

The core of our business plan is to acquire and develop land strategically, based on our understanding of population growth patterns, geo-economic forces, entitlement restrictions, and infrastructure development. We focus on locations within our target markets with convenient access to metropolitan areas that are generally characterized by diverse economic and employment bases and increasing populations. We believe that these conditions create strong demand for new housing, and these locations represent what we believe to be attractive opportunities for long-term and sustainable growth.

Our business strategy is focused on the acquisition of land for development purposes and the design, construction, and sale of residential lots, single-family homes, town homes, and condominiums in the Puget Sound region of Western Washington, with further expansion underway into similar markets in California and Texas.

Our strategy is driven by the following: (i) to provide superior quality and homeowner experience and service; (ii) expansion into new and complementary markets; (iii) adherence to our core operating principles to drive consistent long-term performance; and (iv) focus on efficient operations.

It is customary for us to sign purchase and sale agreements that contain a due diligence period which allows us time, often between 30 and 60 days, to evaluate the acquisition. At times, through our due diligence efforts, we find that the property is not suitable for purchase due to economic forces, zoning issues, or other matters. If we determine that the acquisition is not suitable for our desired purposes, we terminate the purchase and sale agreement. After termination within the due diligence period, our earnest money is returned to us. On January 22, 2021, we announced that we had entered into a purchase and sale agreement to acquire 44 acres of undeveloped land near Austin, Texas. The projected economics of this acquisition did not meet our internal return guidelines. On February 21, 2021, we terminated the purchase and sale agreement and our earnest money was returned. A $1,000 option contract fee included in the purchase and sale agreement was nonrefundable.

Results of Operations for the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

The following table sets forth the summary statements of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020

Sales	$13,874,200	$9,941,000
Cost of sales	13,267,000	9,828,200
Gross profit	607,200	112,800
Operating expenses	2,049,800	1,029,400
Other (expense)	(106,600)	(87,100)
Income Tax Benefit	0	29,800
Net (loss)	($1,549,200)	($973,900)

Sales

Our sales increased by approximately 40% to $13,874,200 for the three months ended March 31, 2021 as compared to $9,941,000 for the three months ended March 31, 2020. Sales increased in 2021 due to rising prices and a land development sale of $7,000,000 to Lennar.

Gross Profit (Loss)

Our overall gross profit margin was 4% for the three months ended March 31, 2021 compared to 1% for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, the average gross margin for homes closed was 13% and 1%, respectively. Gross margin on finished lot sales to Lennar for the three months ended March 31, 2021 and 2020, respectively was 2% and 0%.

Operating Expenses

Our operating expenses increased by 99% to $2,049,800 for the three months ended March 31, 2021, as compared to $1,029,400 for the three months ended March 31, 2020. The increase in total operating expenses is primarily attributable to the following:

1)	Insurance costs increased by $405,100, primarily driven by the purchase of director’s and officer’s insurance;

2)	Stock compensations costs increased by $115,000, primarily driven by options and restricted stock units (RSU) issued to directors;
3)	Investor relations costs increased by $114,400, primarily driven by establishing and maintaining public company infrastructure and oversight; and
4)	Additional depreciation expense of $98,300 related to equipment additions.

Other Expense

Other expense increased by 23% to $106,600 for the three months ended March 31, 2021 as compared to $87,100 for the three months ended March 31, 2020. For the three months ended March 31, 2021, we incurred $98,100 of interest expense related to our financing arrangements as compared to $71,600 for the three months ended March 31, 2020. In addition, we recorded $35,900 of loss on sales of equipment for the three months ended March 31, 2021 as compared to $15,500 for the three months ended March 31, 2020. For the three months ended March 31, 2021, other expenses consisted of $98,100 in interest expense incurred on our financing arrangements. In addition, we recorded $35,900 of loss on sale of equipment, and $27,400 of other income for the three months ended March 31, 2021. For the three months ended March 31, 2020, other expenses consisted of $71,600 in interest expense incurred on our finance arrangements. In addition, we recorded loss on sale of equipment of $15,500 in the three months ended March 31, 2020.

Net Loss

For the three months ended March 31, 2021 and 2020, we incurred a net loss of $1,549,200 and $973,900, respectively. The increase in net loss was primarily attributable to an increase in operating costs in 2021 as explained above.

Liquidity and Capital Resources

Real Estate Assets

Our real estate assets have increased to $35,669,000 as of March 31, 2021 from $20,370,300 as of December 31, 2020. This increase was due to an increase in the number of houses under construction and the purchase of additional developed and undeveloped lots.

Liabilities

Liabilities decreased to $25,949,400 as of March 31, 2021 from $27,203,200 as of December 31, 2020. This decrease is primarily attributable to the following:

1.	A decrease in our director’s and officer’s insurance payable of $368,500 due to payments made during the period; and
2.	A decrease in deferred revenue of $896,300 due to income recognition related to the sale of finished lots.

Cash Balance

As of March 31, 2021, our cash balance was $9,047,000 compared to $2,396,500 as of December 31, 2020.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $16,916,600 and $2,811,700, respectively. The increase is primarily due to the acquisition and development of real estate assets of $14,712,100 and $1,487,500, respectively, and a net loss for the three months ended March 31, 2021 and 2020 was $1,549,200 and $973,900, respectively.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $79,600 as compared to net cash provided of $140,200 for the three months ended March 31, 2020. For the three months ended March 31, 2021, $149,100 was used for the acquisition of new property and equipment and there were proceeds from the sale of equipment of $69,500. For the three months ended March 31, 2020, $5,200 was used for the acquisition of new property and equipment and there were proceeds from the sale of equipment of $145,400.

Financing Activities

Net cash provided from investing activities for the three months ended March 31, 2021 and 2020 was $23,646,700 and $2,742,900, respectively. The increase is primary due to the receipt of net proceeds from common stock issuances in January 2021 of $25,101,000.

Cash Resources

Although the expected revenue growth and control of expenses leads management to believe that it is probable that our cash resources will be sufficient to meet cash requirements through the fiscal year ending December 31, 2021, we may require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. In that event, we would be required to change our growth strategy and seek funding on that basis, though there is no guarantee we will be able to do so.

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

Critical Accounting Policies

Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk, and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Based on the evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are operating effectively.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

On September 1, 2020, we sold 2,031,705 shares of our common stock in an Initial Public Offering at a price of $6.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-237507), which was declared effective by the Securities and Exchange Commission (“SEC”) on August 28, 2020. The aggregate proceeds to us were approximately $10.8 million reflecting gross proceeds of $12.2 million, net of underwriting fees and other offering costs. During the period from the offering through March 31, 2021, we used the proceeds from the Initial Public Offering as follows: approximately $4.7 million for land acquisition and development; approximately $3.4 million to purchase land from Olympic Views, LLC; approximately $1.5 million for director’s and officer’s insurance; $1.1 million for debt reduction; and approximately $100,000 to fund our operations. There was no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus filed with the SEC on August 31, 2020 pursuant to Rule 424(b)(4).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: May 17, 2021	By	/s/ Sterling Griffin
Sterling Griffin
Chief Executive Officer and President

(Principal Executive Officer)

Date: May 17, 2021	By	/s/ Lynda Meadows
Lynda Meadows Chief Financial Officer (Principal Financial and Accounting Officer)

