Form 10-Q
period 2021-06-30
Harbor Custom Development, Inc.
filed 2021-08-16
CIK 1784567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2021

Commission File Number: 000-237507

HARBOR CUSTOM DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

Washington	46-4827436
(State of organization)	(I.R.S. Employer Identification No.)

11505 Burnham Dr., Suite 301

Gig Harbor, Washington 98332

(Address of principal executive offices)

(253) 649-0636

Registrant’s telephone number, including area code

Former address if changed since last report

Title of each class	Trading Symbol(s)	Name of each exchange on which registered.
Common Stock	HCDI	The Nasdaq Stock Market LLC
8.0% Series A Cumulative Convertible Preferred Stock	HCDIP	The Nasdaq Stock Market LLC
Warrants	HCDIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☒ No

There are 14,898,594 shares of common stock outstanding as of August 16, 2021.

i

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

	6/30/2021	12/31/2020
	(unaudited)
ASSETS

Real Estate	$85,217,800	$20,370,300
Property, Plant and Equipment, net	8,438,800	8,176,000
Right of Use Assets	877,400	873,800
Cash	12,785,600	2,396,500
Prepaid Expense	847,600	1,658,000
Accounts Receivable, net	61,900	78,200
Contract Assets, net	1,481,500	-
Deferred Offering Costs	-	65,100
TOTAL ASSETS	$109,710,600	$33,617,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Construction Loans, net of Debt Discount of $1,067,100 and $502,400 respectively	$26,456,600	$9,590,100
Construction Loans - Related Parties, net of Debt Discount of $1,897,600 and $670,200 respectively	10,352,600	5,819,700
Equipment Loans	5,418,900	5,595,500
Accounts Payable and Accrued Expenses	5,908,000	2,700,000
Operating Lease Liabilities	852,900	841,700
Finance Leases	759,100	999,400
Deferred Revenue	14,500	896,300
Note Payable PPP	2,200	19,300
Dividends Payable	140,100	-
Note Payable D&O Insurance	-	741,200
TOTAL LIABILITIES	49,904,900	27,203,200

COMMITMENTS AND CONTINGENCIES - SEE NOTE 10

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par 10,000,000 shares authorized and 1,260,555 issued and outstanding at June 30, 2021 and 0 outstanding and issued at December 31, 2020	$28,661,000	$-
Common Stock, No Par 50,000,000 shares authorized and 14,898,594 issued and outstanding at June 30, 2021 and 5,636,548 issued and outstanding at December 31, 2020	37,057,900	11,956,900
Additional Paid In Capital	483,700	234,800
Accumulated Deficit	(5,105,300)	(4,487,100)
Total Stockholders’ Equity - Harbor Custom Development, Inc.	61,097,300	7,704,600
Non-Controlling Interest	(1,291,600)	(1,289,900)
TOTAL STOCKHOLDERS’ EQUITY	59,805,700	6,414,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,710,600	$33,617,900

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$14,132,400	$8,329,800	$28,006,600	$18,270,800

Cost of Sales	10,805,100	7,436,000	24,072,100	17,264,200

Gross Profit	3,327,300	893,800	3,934,500	1,006,600

Operating Expenses	2,267,800	1,282,300	4,317,600	2,311,700

Operating Income (Loss)	1,059,500	(388,500)	(383,100)	(1,305,100)

Other Income (Expense)
Loss on Sale of Equipment	-	-	(35,900)	(15,500)
Forgiveness of Debt	-	-	10,000	-
Other Income (Expense)	95,200	13,000	112,600	13,000
Interest Expense	(85,300)	(18,700)	(183,400)	(90,300)
Total Other Income (Expense)	9,900	(5,700)	(96,700)	(92,800)

Income (Loss) Before Income Tax	1,069,400	(394,200)	(479,800)	(1,397,900)

Income Tax Benefit (Expense)	-	(39,900)	-	(10,100)

Net Income (Loss) Attributable to Stockholders	$1,069,400	$(434,100)	$(479,800)	$(1,408,000)

Net (Loss) Income Attributable to Non-controlling interests	(2,300)	(3,000)	(1,700)	(224,900)
Preferred Dividends	(140,100)	-	(140,100)	-

Net Income (Loss) Attributable to Common Stockholders	$931,600	$(431,100)	$(618,200)	$(1,183,100)

Net Income (Loss) Per Share - Basic	$0.06	$(0.12)	$(0.04)	$(0.34)
Net Income (Loss) Per Share - Diluted	$0.06	$(0.12)	$(0.04)	$(0.34)

Weighted Average Common Shares Outstanding - Basic	14,890,094	3,513,517	14,071,373	3,513,517
Weighted Average Common Shares Outstanding - Diluted	15,052,525	3,513,517	14,071,373	3,513,517

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2021 and 2020 (Unaudited)

	6/30/21	6/30/20
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(479,800)	$(1,408,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	483,100	285,900
Amortization of right of use assets	163,200	128,600
Forgiveness on PPP loan	(10,000)	-
Loss on sale of equipment	35,900	15,500
Stock compensation	230,900	1,100
Net change in assets and liabilities:
Accounts receivable	16,300	(206,900)
Contract assets	(1,481,500)	-
Prepaid expenses	810,400	(440,200)
Real estate	(63,469,900)	(2,124,400)
Deferred revenue	(881,800)	1,301,900
Deferred income tax	-	10,100
Payments on right of use liability	(155,600)	(145,400)
Accounts payable and accrued expenses	3,208,000	(319,300)
NET CASH (USED IN) OPERATING ACTIVITIES	(61,530,800)	(2,901,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(175,100)	(321,800)
Proceeds on the sale of equipment	69,500	145,400
NET CASH (USED IN) INVESTING ACTIVITIES	(105,600)	(176,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans, net	17,431,200	7,904,400
Financing fees construction loans	(1,185,700)	(138,200)
Construction loans related parties, net	5,760,200	(5,200,800)
Financing fees related party construction loans	(1,983,900)	-
Payments on financing leases	(141,200)	(179,500)
Payments on PPP loan	(7,100)	582,800
Due to related party	-	39,300
Repayments on note payable D&O insurance	(741,200)	-
Net proceeds from issuance of common stock	25,101,000	-
Net proceeds from issuance of preferred stock	28,661,000	-
Repayment on equipment loans	(951,900)	(27,700)
Proceeds from exercise of stock options	18,000	-
Deferred offering costs	65,100	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	72,025,500	2,980,300

NET INCREASE (DECREASE) IN CASH	10,389,100	(97,200)

CASH AT BEGINNING OF YEAR	2,396,500	430,000

CASH AT END OF PERIOD	$12,785,600	$332,800

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,915,700	$90,300

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing of assets additions	$775,300	$258,100
New right of use obligations	$166,800	$-
Cancellation of finance leases	$99,100	$-
Amortization of debt discount capitalized	$1,347,800	$500,400

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Periods January 1, 2020 through June 30, 2020 and January 1, 2021 through June 30, 2021

(Unaudited)

	Common Stock		Preferred Stock		Additional		Stockholders’		Total
	Shares	No	Shares	No	Paid	Accumulated	Equity	Non-Controlling	Equity
	Issued	Par	Issued	Par	in Capital	(Deficit)	(Deficit)	Interest	(Deficit)

Balance, January 1, 2020	3,513,517	$670,900	-	$-	$119,100	$(954,300)	$(164,300)	$(1,060,600)	$(1,224,900)

Net Loss					-	(752,000)	(752,000)	(221,900)	(973,900)

Balance, March 31, 2020	3,513,517	$670,900	-	$-	$119,100	$(1,706,300)	$(916,300)	$(1,282,500)	$(2,198,800)

Stock Compensation Expense					1,100		1,100		1,100
Net Loss					-	(431,100)	(431,100)	(3,000)	(434,100)

Balance, June 30, 2020	3,513,517	$670,900	-	$-	$120,200	$(2,137,400)	$(1,346,300)	$(1,285,500)	$(2,631,800)

Balance, January 1, 2021	5,636,548	$11,956,900	-	$-	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

Net proceeds issuance of common stock	9,200,000	25,101,000					25,101,000		25,101,000
Exercise of stock options	45,046				18,000		18,000		18,000
Stock Compensation Expense	8,500				115,100		115,100		115,100
Net (Loss) Income						(1,549,800)	(1,549,800)	600	(1,549,200)

Balance, March 31, 2021	14,890,094	$37,057,900	-	$-	$367,900	$(6,036,900)	$31,388,900	$(1,289,300)	$30,099,600

Net proceeds issuance of preferred stock			1,260,555	28,661,000			28,661,000		28,661,000
Dividends						(140,100)	(140,100)		(140,100)
Stock Compensation Expense	8,500				115,800		115,800		115,800
Net Income (Loss)						1,071,700	1,071,700	(2,300)	1,069,400

Balance, June 30, 2021	14,898,594	$37,057,900	1,260,555	$28,661,000	$483,700	$(5,105,300)	$61,097,300	$(1,291,600)	$59,805,700

See accompanying notes to the consolidated financial statements.

(Amounts rounded to the nearest $100)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company’s principal business activity involves acquiring raw land and developed lots for the purpose of building and selling single family and multi-family dwellings in Washington, California, Texas and Florida. It utilizes its heavy equipment resources to develop an inventory of finished lots and provide development infrastructure construction, on a contract basis, for other home builders. Single family construction and infrastructure construction contracts vary but are typically less than one year.

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the Securities and Exchange Commission SEC and started trading on The Nasdaq Stock Market LLC (“Nasdaq”) on August 28, 2020.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follows (all entities are formed as Washington LLCs):

Names	Dates of Formation	Attributable Interest
		June 30,	December 31,
		2021	2020
Saylor View Estates, LLC	March 30, 2014	51%	51%
Harbor Materials, LLC*	July 5, 2018	N/A	100%
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	N/A
Tanglewilde, LLC	June 25, 2021	100%	N/A

*	Harbor Materials, LLC was voluntarily dissolved with the State of Washington as of January 29, 2021.

All intercompany transactions and balances have been eliminated in consolidation.

As of June 30, 2021 and December 31, 2020, the aggregate non-controlling interest was $(1,291,600) and $(1,289,900).

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the (“SEC”) on March 31, 2021. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at December 31, 2020 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2021.

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

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which is based on the estimated number of awards that are ultimately expected to vest.

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

Stock-based compensation expenses are included in selling, general and administrative expenses in the consolidated statement of operations.

For the six months ended June 30, 2021 and 2020 when computing fair value of share-based payments, the Company has considered the following variables:

	June 30, 2021	June 30, 2020
Risk-free interest rate	0.23-0.84%	1.46%
Exercise price	$3.36-$5.00	$2.22
Expected life of grants	2.50-6 years	5.64 years
Expected volatility of underlying stock	42.97%-56.13%	32.39%
Dividends	0	0

The expected term is computed using the “simplified” method as permitted under the provisions of ASC 718-10-S99. The Company uses the simplified method to calculate the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The share price as of the grant date was determined by an independent third party 409(a) valuation until the Company’s stock became publicly traded. Now the share price is the public trading price at the time of grant. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as the stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Earnings (Loss) Per Share

Earnings (Loss) per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per common share.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$931,600	$(431,100)	(618,200)	$(1,183,100)
Effect of dilutive securities:	-	-	-	-

Diluted income (net) loss	$931,600	$(431,100)	(618,200)	$(1,183,100)

Denominator:
Weighted average common shares outstanding - basic	14,890,094	3,513,517	14,071,373	3,513,517
Dilutive securities (a):
Options	19,778	-	-	-
Warrants	142,653	-	-	-

Weighted average common shares outstanding and assumed	15,052,525	3,513,517	14,071,373	3,513,517
conversion – diluted

Basic net income (loss) per common share	$0.06	$(0.12)	(0.04)	$(0.34)

Diluted net income (loss) per common share	$0.06	$(0.12)	(0.04)	$(0.34)

(a) - Anti-dilutive securities excluded:	10,570,115	152,032	10,777,506	152,032

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for doubtful accounts was $11,000 and $0 as of June 30, 2021 and December 31, 2020, respectively.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the estimated useful lives:

Construction Equipment	5-10 years
Leasehold Improvements	The lesser of 10 years or the remaining life of the lease
Furniture and Fixtures	5 years
Computers	3 years
Vehicles	10 years

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

The Company capitalized interest from related party borrowings of $219,100 and $323,300 for the three months ended June 30, 2021 and 2020, respectively. The Company capitalized interest from related party borrowings of $404,400 and $636,400 for the six months ended June 30, 2021 and 2020, respectively. The Company capitalized interest from third-party borrowings of $264,900 and $657,900 for the three months ended June 30, 2021 and 2020, respectively. The Company capitalized interest from third-party borrowings of $475,800 and $1,051,000 for the six months ended June 30, 2021 and 2020, respectively.

A property is classified as “held for sale” when all the following criteria for a plan of sale have been met:

(1) Management, having the authority to approve the action, commits to a plan to sell the property;

(2) The property is available for immediate sale in its present condition, subject only to terms that are usual and customary;

(3) An active program to locate a buyer and other actions required to complete the plan to sell, have been initiated;

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

As of June 30, 2021 and December 31, 2020, the Company did not have any projects that qualified for an impairment charge.

Revenue and Cost Recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contract to provide goods or services to customers.

In accordance with ASC 606, revenue is recognized when a customer obtains control of the promised good or service. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. The provision of ASC 606 includes a five-step process by which the Company determines revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which the Company expects to be entitled in exchange for those goods or services.

ASC 606 requires the Company to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, performance obligations are satisfied.

A detailed breakdown of the five-step process for the revenue recognition of Entitled Land Revenue is as follows:

1. Identify the contract with a customer.

The Company signs an agreement with a buyer to purchase the parcel of entitled land.

2. Identify the performance obligations in the contract.

Performance obligations of the Company include delivering entitled land to the customer, which are required to meet certain specifications outlined in the contract.

3. Determine the transaction price.

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

4. Allocation of the transaction price to performance obligations in the contract

The parcel is a separate performance obligation for which the specific price is in the contract.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue when title is transferred. The Company does not have any further performance obligations once title is transferred.

A detailed breakdown of the five-step process for the revenue recognition of Developed Lots Revenue is as follows:

1. Identify the contract with a customer.

The Company signs an agreement with the buyer to purchase lots that have completed infrastructure.

2. Identify the performance obligations in the contract.

Performance obligations of the Company include delivering developed lots to the customer, which are required to meet certain specifications that are outlined in the contract.

3. Determine the transaction price.

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

4. Allocation of the transaction price to performance obligations in the contract

All lots are a single performance obligation for the specific price in the contract.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue when title is transferred. The Company does not have any further performance obligations once title is transferred.

A detailed breakdown of the five-step process for the revenue recognition of Fee Build Revenue is as follows:

1. Identify the contract with a customer.

The Company signs an agreement with a customer to construct the required infrastructure so that houses can be developed on the lots.

2. Identify the performance obligations in the contract.

Performance obligations of the Company include delivering developed lots which are required to meet certain specifications that are outlined in the contract.

3. Determine the transaction price.

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

4. Allocation of the transaction price to performance obligations in the contract

The nature of the industry involves a number of uncertainties that can affect the current state of the contract. Variable considerations are the estimates made due to a contract modification in the contractual service. Change orders, claims, extras, or back charges are common in contractual services activity as a form of variable consideration. If there is going to be a contract modification, judgment by management will need to be made to determine if the variable consideration is enforceable. The following factors are considered in determining if the variable consideration is enforceable:

1.	The customer’s written approval of the scope of the change order;
2.	Current contract language that indicates clear and enforceable entitlement relating to the change order;
3.	Separate documentation for the change order costs that are identifiable and reasonable; and
4.	The Company’s experience in negotiating change orders, especially as it relates to the specific type of contract and change order being evaluated

Once the Company receives a contract, it generates a budget of projected costs for the contract based on the contract price. If the scope of the contract during the contractual period needs to be modified, the Company files a change order. The Company does not continue to perform services until the change modification is agreed upon with documentation by both the Company and the customer. There are few times that claims, extras, or back charges are included in the contract.

If there are multiple performance obligations to the contract, the costs must be allocated appropriately and consistently to each performance obligation. In the Company’s experience, usually only one performance obligation is stated per contract. If there are multiple services provided for one customer, the Company has a policy of splitting out the services over multiple contracts.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e. design, engineering, procurement of material, etc.) should not be recognized as the client does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the captions “Contract Asset” which is further disclosed in Note 14. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in the Company’s balance sheet under the caption “Billings in excess of costs and estimated earnings.”

A detailed breakdown of the five-step process for the revenue recognition of Home Revenue is as follows:

1. Identify the contract with a customer.

The Company signs an agreement with a home buyer to purchase a lot with a completed house.

2. Identify the performance obligations in the contract.

Performance obligations of the Company include delivering a developed lot with a completed house to the customer, which is required to meet certain specifications that are outlined in the contract.

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

The Company delivers or receives materials from customers based on the verbal agreement reached.

3. Determine the transaction price.

The Company has a set price list for receiving approved fill materials to recycle or provides customers with a combination of said materials.

4. Allocation of the transaction price to performance obligations in the contract.

There is only one performance obligation, which is to pick up or deliver the materials. The entire transaction price is therefore allocated to the performance obligation.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The performance obligation is fulfilled, and revenue is recognized when the materials have been received or delivered by the Company.

Revenues from contracts with customers are summarized by category as follows for the three and six months ended June 30:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Entitled Land	$9,310,000	$-	$9,310,000	$-
Developed Lots	-	-	7,000,000	-
Fee Build	1,348,200	-	1,348,200	-
Homes	3,371,700	8,016,400	10,185,900	17,921,000
Construction Materials	102,500	313,400	162,500	349,800
Total Revenue	$14,132,400	$8,329,800	$28,006,600	$18,270,800

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Performance obligations satisfied at a point in time	$12,784,200	$8,329,800	$26,658,400	$18,270,800
Performance obligations satisfied over time	1,348,200	-	1,348,200	-
Total Revenue	$14,132,400	$8,329,800	$28,006,600	$18,270,800

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

Advertising

Costs for designing, producing and communicating advertising are expensed as incurred. Advertising expense for the three months ended June 30, 2021 and 2020 was $11,500 and $1,000, respectively.

Advertising expense for the six months ended June 30, 2021 and 2020 was $12,000 and $8,500, respectively.

Leases

On January 1, 2019, the Company adopted ASU 2016-02 “Leases” (Topic 842) which amended guidance for lease arrangements to increase transparency and comparability by providing additional information to users of financial statements regarding an entity’s leasing activities.

As part of the adoption the Company elected the practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to:

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

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. Management applies the criteria established in the FASB released Accounting Standards Update No. 2019-12, Income taxes (Topic 740) (the Update) to determine if any valuation allowances are needed each year.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. There are no uncertain tax positions as of June 30, 2021 and December 31, 2020.

Recent Accounting Pronouncements

On December 18, 2019, the FASB released Accounting Standards Update No. 2019-12, Income taxes (Topic 740) (the Update). The Board issued this update as part of its initiative to reduce complexity in accounting standards. The Standard is effective for fiscal years beginning after December 15, 2020. The adoption did not have a material impact on the Company.

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company.

On May 3, 2021, the FASB released Accounting Standards Update No. 2021-04, Compensation – Earning Per Share (Topic 260), Debt - Modifications and Extinguishments (subtopic 470-50), Compensation - Stock compensation (Topic 718), Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example warrants) that remain equity classified after modification or exchange. The Standard is effective for fiscal years beginning after December 15, 2021. The Company does not believe the adoption will have a material impact on the Company.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of undiscounted estimates future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of June 30, 2021 and December 31, 2020, there were no impairment losses recognized for long-lived assets.

Offering Costs Associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.”

On January 15 and 20, 2021, the Company closed on a follow-on public offering and overallotment option, respectively, of common stock. During 2020, the Company incurred approximately $65,100 of capitalizable costs associated with the follow-on public offering, which were netted against the proceeds received in 2021. These costs were capitalized as of December 31, 2020 and are shown on the Balance Sheet as Deferred Offering Costs.

2. CONCENTRATION, RISKS, AND UNCERTAINTIES

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances may exceed the federal insurance limits. Uninsured cash balances were $12,157,000 and $2,146,000 as of June 30, 2021 and December 31, 2020, respectively.

Revenue Concentrations

For the three months ended June 30, 2021 and 2020, revenue from Lennar Northwest, Inc. (“Lennar”) was $10,658,200 and $0, respectively. This represented 75% and 0% of revenue for the three months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021 and 2020, revenue from Lennar was $17,658,200 and $0, respectively. This represented 63% and 0% of revenue for the six months ended June 30, 2021 and 2020, respectively.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity are uncertain as of the date of this report.

The COVID-19 Pandemic has had the following effect on the Company’s business:

1.	Construction not related to safety, spoliation, or critical infrastructure was halted by Washington State Governor Inslee (the “Governor”) on March 23, 2020. Some operations could continue based on the aforementioned exceptions to the shutdown order, but the Company did experience a significant operational slowdown.
2.	Soundview Estates (a large Harbor Custom Development, Inc. site) continued selective activities that yielded rock byproduct, considered an essential material, needed for critical infrastructure projects for an Amazon distribution center and a local hospital.
3.	On April 24, 2020, the Governor approved the restart of most residential housing projects, deeming them essential, as long as they adhered to certain safety measures. Under this order, most existing permitted residential homes or projects were considered essential. The order allowed the Company to resume near full construction activities on all permitted lots.
4.	On May 1, 2020, the Governor established a four-phase plan for Washington businesses to follow. All Harbor Custom Development, Inc. development sites were in Phase 3 of the plan where construction was able to continue, and new construction was allowed, as long as the Company created a safety plan adhering to certain safety practices, which the Company had done.
5.	As of June 30, 2021, Washington State reopened the state under the Washington Ready plan. All industry sectors previously covered by the Roadmap to Recovery or the Safe Start Plan (which included all Harbor Custom Development, Inc. operational activities) returned to usual capacity and operations.

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

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2021	December 31, 2020

Machinery and Equipment	$9,562,500	$8,908,000
Vehicles	71,800	73,500
Furniture and Fixtures	147,600	136,300
Leasehold Improvements	7,000	7,000

Total Fixed Assets	9,788,900	9,124,800

Less Accumulated Depreciation	(1,350,100)	(948,800)

Fixed Assets, Net	$8,438,800	$8,176,000

Depreciation expense was $242,900 and $144,000 for the three months ended June 30, 2021 and 2020, respectively.

Depreciation expense was $483,100 and $285,900 for the six months ended June 30, 2021 and 2020, respectively.

4. REAL ESTATE

Real Estate consisted of the following components:

	June 30, 2021	December 31, 2020

Land Held for Development	$70,113,200	$9,532,800
Construction in Progress	15,104,600	9,042,700
Held for Sale	-	1,794,800
	$85,217,800	$20,370,300

5. EQUIPMENT LOANS

Consists of the following:

	June 30, 2021	December 31, 2020

Various notes payable to banks and financial institutions with interest rates varying from 0.00% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $11,600 through 2026:	$5,418,900	$5,595,500
Book value of collateralized equipment:	$8,064,200	$6,475,600

Future equipment loan maturities are as follows:

For the twelve months ended June 30:

2022	$1,657,200
2023	1,616,000
2024	1,452,800
2025	673,700
2026	19,200

$5,418,900

6. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. All loans have a one-year term but will be refinanced if the project is not completed within one year and will be due upon the completion of the project. Interest accrues on the loans and is included with the payoff of the loan. Interest ranges from 5% to 39%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances related to third party lenders as of June 30, 2021 and December 31, 2020, were $27,523,700 and $10,092,500, respectively. The book value of collateralized real estate as of June 30, 2021 and December 31, 2020 was $85,217,800 and $20,370,300, respectively.

7. NOTE PAYABLE D&O INSURANCE

The Company purchased D&O insurance on August 28, 2020 for $1,531,900. A down payment of $306,400 was made and the remaining balance of $1,225,500 was financed over ten months. The interest rate on the loan is 4.74%. Interest expense on this loan for the three months ended June 30, 2021 and 2020 was $3,000 and $0, respectively. Interest expense on this loan for the six months ended June 30, 2021 and 2020 was $10,300 and $0, respectively. The loan balance as of June 30, 2021 and December 31, 2020 was $0 and $741,200, respectively.

8. NOTE PAYABLE PPP

On April 11, 2020, the Company entered into a term note with Timberland Bank, with a principal amount of $582,800 pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note (“PPP Term Note”). The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, 18 equal monthly payments of principal and interest were due with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

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

On November 9, 2020 and February 1, 2021, the SBA forgave $562,300 and $10,000, respectively, on the PPP Loan.

As of June 30, 2021, and December 31, 2020, the balance of the PPP Loan was $2,200 and $19,300, respectively.

Future note payable loan maturities are as follows:

For the twelve months ended June 30:

2022	$2,200

$2,200

9. DEFINED CONTRIBUTION PLAN

Effective January 1, 2016, the Company established a 401(k) plan for qualifying employees; employee contributions are voluntary. Company contributions to the plan for the three months ended June 30, 2021 and 2020 were $23,200 and $0, respectively. Company contributions to the plan for the six months ended June 30, 2021 and 2020 were $49,600 and $0, respectively.

10. COMMITMENTS

From time to time the Company is subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On September 17, 2020, the Company entered into a purchase and sale agreement for the acquisition of 9.6 acres of land in Port Orchard, Washington for $1,440,000. Closing is contingent on permit approval and is expected to take place on or before August 30, 2021.

On June 15, 2020, the Company entered into a purchase and sale agreement to acquire property for the construction of 30 townhomes located in East Bremerton, Washington for $2,040,000. Closing is expected to take place on or before December 31, 2021.

On April 20, 2021, the Company entered into a purchase and sale agreement to acquire 106 lots in Horseshoe Bay, Texas for $16,900,000 closing on or before July 1, 2021 (see subsequent events).

On April 25, 2021, the Company entered into a purchase and sale agreement to acquire 31 acres and a 2,700 square foot office building in Horseshoe Bay, Texas for $4,750,000 closing on or before July 1, 2021 (see subsequent events).

On May 6, 2021, the Company entered into a purchase and sale agreement to acquire 53 acres in Punta Gorda, Florida for $4,700,000 closing on or before August 4, 2021 (see subsequent events).

On June 7, 2021 the Company entered into a purchase and sale agreement to acquire a 177-unit condominium site in Olympia, Washington for $4,425,000 closing on or before August 27, 2021(see subsequent events).

On June 22, 2021 the Company entered into a purchase and sale agreement to acquire a 112-unit condominium site in Burien, Washington for $2,600,000 closing on or before September 7, 2021.

11. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a director and minority shareholder, is a partner. These loans were originated between April 2019 and January 2021; all of the loans have a one-year maturity with interest rates ranging between 8.49% - 12.00%. For the three months ended June 30, 2021 and 2020, the Company incurred loan origination fees of $465,200 and $0, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred loan origination fees of $552,800 and $0, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of June 30, 2021, and December 31, 2020, there were $466,000 and $202,500 of remaining debt discounts, respectively. During the three months ended June 30, 2021 and 2020 the Company incurred prepaid interest of $1,141,800 and $293,400, respectively. During the six months ended June 30, 2021 and 2020 the Company incurred prepaid interest of $1,431,100 and $621,300, respectively. This interest is recorded as debt prepaid interest and amortized over the life of the loan. The interest is capitalized to real estate. As of June 30, 2021, and December 31, 2020 there were $1,431,600 and $466,600 of remaining prepaid interest reserves, respectively. As of June 30, 2021, and December 31, 2020 the outstanding loan balances were $12,250,200 and $6,489,900, respectively.

The Company entered into a construction loan with Curb Funding, LLC of which Robb Kenyon a director and minority shareholder, is 100% owner. The loan originated on August 13, 2020. The loan has a one-year maturity with an interest rate of 12%. As of June 30, 2021 and December 31, 2020, the Company incurred loan fees of $0 and $3,500, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of June 30, 2021, and December 31, 2020, there were $0 and $1,100 of remaining debt discounts, respectively. As of June 30, 2021, and December 31, 2020, the outstanding loan balances were $0, and $51,800, respectively. The Company incurred interest expense of $2,800 and $0 for the six months ended June 30, 2021 and 2020, respectively.

As discussed in Note 15 - Subsequent Events, Robb Kenyon resigned as a director of the Company on July 8, 2021.

On April 19, 2019, the Company entered into a construction loan with Olympic Views, LLC of which the Company’s Chief Executive Officer and President, previously owned a 50% interest. The loan amount was $442,000 with an interest rate of 12% and a maturity date of April 19, 2020. The loan was collateralized by a deed of trust on the land. The amounts outstanding were $0 and $0 as of June 30, 2021 and December 31, 2020, respectively. The interest expense was $0 and $33,200 for the six months ended June 30, 2021 and 2020 and was capitalized as part of Real Estate. In May 2020, the Company entered into an agreement with Olympic Views, LLC to convert this debt and accrued interest of $55,000 to common stock at the Initial Public Offering price of $6.00. This conversion was effected on August 28, 2020 simultaneous with to the Initial Public Offering. This transaction resulted in 82,826 shares of common stock being issued to Olympic Views, LLC.

Due to Related Party

The Company utilizes a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The quarry is located on land owned by SGRE, LLC which is 100% owned by the Company’s Chief Executive Officer and President. The materials produced by the quarry and sold by the Company to others are subject to a 25% commission payable to SGRE, LLC. On June 30, 2021 and December 31, 2020, the commission payable was $0 and $0, respectively. The commission expense for the three months ended June 30, 2021 and 2020, was $26,800 and $0, respectively. The commission expense for the six months ended June 30, 2021 and 2020, was $41,900 and $78,300, respectively.

Richard Schmidtke, a Company director, provided accounting services in 2021 and 2020 to the Company. On June 30, 2021 and December 31, 2020, the fees payable to Mr. Schmidtke were $0 and $500, respectively. The accounting expense incurred by the Company for Mr. Schmidtke’s services for the three months ended June 30, 2021 and 2020 was $500 and $12,000, respectively. The accounting expense incurred by the Company for Mr. Schmidtke’s services for the six months ended June 30, 2021 and 2020 was $500 and $34,300, respectively.

Land Purchase from a Related Party

On September 2, 2020, the Company purchased 99 unfinished lots for $3,430,000 from Olympic Views, LLC. The Company’s Chief Executive Officer and President owned a 50% interest in this LLC at the date of purchase. He currently has no ownership interest in this LLC.

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, at no par value per share. At June 30, 2021, the Company has 14,898,594 shares of common stock issued and outstanding.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

At June 30, 2021, the Company is authorized to issue 10,000,000 shares of preferred stock, at no par value per share. As of June 30, 2021, the Company has 1,260,555 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding. The holders of the Series A Preferred Shares are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears starting June 30, 2021 and are entitled to a liquidation preference equal to $25.00 per share plus all accrued and unpaid dividends. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each Series A Preferred Share, together with accrued but unpaid dividends, is convertible into common stock at a conversion Price of $4.50 per share of common stock, which initially equals 5.556 shares of common stock at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears. The Company has accrued dividends of $140,100 for the month of June which will be paid to the shareholders along with the July dividends on August 20, 2021.

Common Stock. The declaration of any future cash dividends is at the discretion of the board of directors and depends upon the Company’s earnings, if any, capital requirements and financial position, general economic conditions, and other pertinent conditions. It is the Company’s present intention not to pay any cash dividends on the Company’s common stock in the foreseeable future, but rather to reinvest earnings, if any, in business operations.

Public Offering and Conversion of Debt

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) became effective on August 28, 2020. On September 1, 2020, the Company closed on the Initial Public Offering of 2,031,705 shares of its common stock at the public offering price of $6.00 per share, which included 265,005 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $12,190,200. The net proceeds from the Initial Public Offering after deducting the underwriting discount and the underwriters’ fees and expenses were $10,789,000.

In addition, upon closing of the Initial Public Offering the Company issued, to the underwriters, warrants to purchase an aggregate of 88,335 shares of common stock exercisable at a per share price of $7.50 for a term of four years beginning on August 28, 2021. The fair value of these warrants is $167,400.

Also, upon closing of the Initial Public Offering, the Company issued to Olympic Views, LLC (“Olympic”), 82,826 shares of its common stock as a result of the conversion of debt owed to Olympic in the amount of $442,000 and accrued interest of $55,000 and into shares of the Company’s common stock at the public offering price per share of $6.00.

2021 Common Stock Offering

On January 15 and 20, 2021, the Company closed on an offering (the “Follow-On Offering”) of 9,200,000 shares of common stock at the public offering price of $3.00 per share, which includes 1,200,000 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $27,600,000. The net proceeds after deducting stock issuance costs were $25,101,000.

In addition, upon closing of the Follow-On Offering the Company issued to the underwriters, warrants to purchase an aggregate of 400,000 shares of common stock exercisable at a per share price of $3.75 for a term of five years beginning on January 12, 2021 which vest on July 12, 2021. The fair value of these warrants is $453,800.

Preferred Stock Offering

On June 11, 2021, the Company closed an offering (the “Preferred Stock Offering”) for 1,200,000 Series A Preferred Shares and warrants to purchase 4,140,000 shares of common stock at an exercise price of $5.00 per share, which included 540,000 warrants pursuant to the underwriter’s partial exercise of their over-allotment option, for gross proceeds of $30,005,400. On June 30, 2021, the underwriters made another partial exercise of their over-allotment option and purchased an additional 60,555 Series A Preferred Shares for additional gross proceeds of $1,406,200. The net proceeds from the Preferred Stock Offering after deducting stock issuance costs was $28,661,000.

In addition, upon closing of the Preferred Stock Offering, the Company issued to the underwriters two warrants, including (i) warrants to purchase 12,000 Series A Preferred Shares; and (ii) warrants to purchase 36,000 shares of common stock at an exercise price of $5.00.

The warrants issued to investors in this offering have an exercise price of $5.00 with a life of five years, from the date of issue. The fair value of the warrants was $3,701,600, which was valued using the Black Scholes Model.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2020	442,172	$2.53
Exercisable – December 31, 2020	219,085	$1.31
Granted	25,000	$3.39
Exercised	(45,046)	$0.40
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2021	422,126	$2.80
Exercisable – June 30, 2021	306,117	$2.54

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $6.50	422,126	6.07	$2.80	306,117	$2.54

During the six months ended June 30, 2021, the Company issued 25,000 options to employees. The options have an exercise price between $3.36 and 3.41 per share, a term of 10 years, and vest over two years. The options have an aggregated fair value of approximately $29,600 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the six months ended June 30, 2021, the Company had 45,046 options exercised by a former employee. These shares were exercised at $0.40 per share for a total of $18,000 which has been included in additional paid in capital.

The Company recognized share-based compensation net of forfeitures related to options of $77,300 and $1,100 for the three months ended June 30, 2021 and 2020, respectively.

The Company recognized share-based compensation net of forfeitures related to options of $153,900 and $1,100 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, unrecognized share-based compensation was $138,400.

The intrinsic value for outstanding and exercisable options as of June 30, 2021 was $552,200 and $460,600.

(B) Warrants

The following is a summary of the Company’s Common Stock Warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2020	110,859	$6.06
Exercisable – December 31, 2020	22,524	$0.40
Granted	4,757,665	$4.89
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2021	4,868,524	$4.92
Exercisable – June 30, 2021	3,804,189	$4.97

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $7.50	4,868,524	4.92	$4.92	3,804,189	$4.97

The intrinsic value for outstanding and exercisable warrants as of June 30, 2021 was $64,000 and $64,000, respectively.

The following is a summary of the Company’s Preferred Stock Warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2020	-	$-
Exercisable – December 31, 2020	-	$-
Granted	12,000	$24.97
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2021	12,000	$24.97
Exercisable – June 30, 2021	-	$-

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$24.97	12,000	4.95	$24.97	12,000	$24.97

The intrinsic value for outstanding and exercisable warrants as of June 30, 2021 was $0 and $0, respectively.

(C) Restricted Stock Unit (“RSU”) Plan

The following is a summary of the Company’s RSU activity:

	RSU	Weighted Average Exercise Price
Outstanding – December 31, 2020	34,000	$4.53
Exercisable – December 31, 2020	8,500	$4.53
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 20201	34,000	$4.53
Exercisable – June 30, 2021	25,500	$4.53

The Company periodically grants restricted stock awards to the board of directors and certain employees pursuant to the 2020 RSU plan. These typically are awarded by the board of directors at one time and from time to time, to vest in four equal installments on the last day of a fiscal quarter. The Company recognized $38,500 and $0 of share-based compensation expense during the three months ended June 30, 2021 and 2020, respectively. The Company recognized $77,000 and $0 of share-based compensation during the six months ended June 30, 2021 and 2020, respectively. On June 30, 2021, there was $38,500 of unrecognized compensation related to non-vested restricted stock.

13. SEGMENTS

The Company’s business is organized into four material reportable segments which aggregate 99% of revenue:

1) Homes revenue

2) Completed lots revenue

3) Entitled land revenue

4) Fee build revenue

The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The following represents selected information for the Company’s reportable segment for the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 and 2020. Immaterial construction materials revenues and costs are included in the homes segment.

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue by segment
Homes	$3,474,200	$8,329,800	$10,348,400	$18,270,800
Completed lots	-	-	7,000,000	-
Entitled land	9,310,000	-	9,310,000	-
Fee Build	1,348,200	-	1,348,200	-
	$14,132,400	$8,329,800	$28,006,600	$18,270,800

Cost of goods sold by segment
Homes	$2,681,500	$7,436,000	$8,742,800	$17,264,200
Completed lots	-	-	7,046,400	-
Entitled land	6,934,900	-	7,094,200	-
Fee Build	1,188,700	-	1,188,700	-
	$10,805,100	$7,436,000	$24,072,100	$17,264,200

Gross profit (loss) by segment
Homes	$792,700	$893,800	$1,605,600	$1,006,600
Completed lots	-	-	(46,400)	-
Entitled land	2,375,100	-	2,215,800	-
Fee Build	159,500	-	159,500	-
	$3,327,300	$893,800	$3,934,500	$1,006,600

14. UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$1,188,700		$-
Estimated earnings	292,800		-
Costs and estimated earnings on uncompleted contracts	1,481,500		-
Billings to date	1,287,000		-
Costs and estimated earnings in excess of billings on uncompleted contracts	194,500		-
Costs and earnings in excess of billings on completed contracts	-		-
	$194,500	$

Costs in excess of billings	$194,500	$
Billings in excess of cost	-		-
	$194,500		$-

The contract asset of $1,481,500 consists of uncollected billings of $1,287,000 and costs in excess of billings of $194,500.

15. SUBSEQUENT EVENTS

On April 20, 2021, the Company entered into a purchase and sale agreement to acquire 106 lots in Horseshoe Bay, Texas for $16,900,000. The purchase closed on July 1, 2021.

On April 25, 2021, the Company entered into a purchase and sale agreement to acquire 31 acres and a 2,700 square foot office building in Horseshoe Bay, Texas for $4,750,000. The purchase closed on July 1, 202.

On May 6, 2021, the Company entered into a purchase and sale agreement to acquire ten lots in Horseshoe Bay, Texas for $2,005,200. The purchase closed on July 15, 2021.

On May 6, 2021, the Company entered into a purchase and sale agreement to acquire 53 acres in Punta Gorda, Florida for $4,700,000. The purchase closed on August 10, 2021.

On June 7, 2021 the Company entered into a purchase and sale agreement to acquire a 177-unit condominium site in Olympia, Washington for $4,425,000. The purchase closed on August 13, 2021

On July 8, 2021, Robb Kenyon resigned his position as a director of the Company.

On July 9, 2021, the Company entered into a purchase and sale agreement to acquire one lot in Horseshoe Bay, Texas for $60,000. The purchase closed on July 15, 2021.

On July 12, 2021, the Company entered into a purchase and sale agreement to acquire 208-unit condominium site in Sacramento, California for $5,544,000 closing on or before October 11, 2021.

On July 26, 2021, the Company entered into a contract with Lennar to sell 144 entitled lots in Belfair Washington for $10,440,000 on or before September 1, 2021.

On July 29, 2021, the Company entered into a non-binding credit facilities agreement with US Capital Global in the amount of $158,400,000 to fund construction of three condominium projects in Washington and one in Florida.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

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

Overview and Outlook

We are a real estate development company involved in all aspects of the land development cycle including land acquisition, entitlements, construction of project infrastructure, home building, marketing, and sales of various single-family and condominium projects in Washington, California, Texas, and Florida. We have constructed single-family communities and homes in Gig Harbor, Bremerton, Silverdale, Bainbridge Island, Belfair, Allyn, and Port Orchard in the state of Washington, and have single-family homes in various early stages of plan development and construction in California, Texas, and Florida. Our business strategy is focused on the acquisition of land to develop property for the construction and sale of residential lots, home communities, or condominium properties within a 30 to 60-minute commute to major metropolitan employment corridors.

With $8,438,800 in heavy equipment, our infrastructure development division efficiently constructs a diverse range of residential communities and improved lots in a cost-effective manner. We utilize heavy equipment to develop raw land and create residential subdivisions and multi-family communities. The development process includes land clearing, site development, public and private road improvements, and installation of wet utilities such as sewer, water, and storm sewer lines, in addition to construction of dry utilities lines for power, gas, telephone, and cable service providers.

As of June 30, 2021, we own or control 25 communities in Washington, Texas, California, and Florida, containing an aggregate of 1,322 lots and 263.5 acres in various stages of development.

The core of our business plan is to acquire and develop land strategically, based on our understanding of population growth patterns, geo-economic forces, entitlement restrictions, and infrastructure development. We focus on locations within our target markets with convenient access to metropolitan areas that are generally characterized by diverse economic and employment bases and increasing populations. We believe that these conditions create strong demand for new housing and these locations represent what we believe to be attractive opportunities for long-term and sustainable growth.

Our business strategy is focused on the acquisition of land for development purposes and the design, construction, and sale of residential lots, single-family homes, townhomes, and condominiums in the Puget Sound region of Western Washington, with further expansion underway into similar markets in California, Texas, and Florida.

Our strategy is driven by the following: (i) to provide superior quality and homeowner experience and service; (ii) expansion into new and complementary markets; (iii) adherence to our core operating principles to drive consistent long-term performance; and (iv) focus on efficient operations.

It is customary for us to sign purchase and sale agreements that contain a due diligence period which allows us time, often between 30 and 60 days, to evaluate the acquisition. At times, through our due diligence efforts, we find that the property is not suitable for purchase due to economic forces, zoning issues, or other matters. If we determine that the property is not suitable for our desired purposes, we terminate the purchase and sale agreement. After termination within the due diligence period, our earnest money is returned to us. On February 21, 2021, we terminated a purchase and sale agreement for 44 acres of undeveloped land near Austin, Texas, which we had announced on January 22, 2021. After our termination of the agreement, our earnest money was returned. A $1,000 option contract fee included in the purchase and sale agreement was nonrefundable.

Results of Operations for the Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

The following table sets forth the summary statements of operations for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended
	June 30,
	2021	2020

Sales	$14,132,400	$8,329,800
Cost of sales	10,805,100	7,436,000
Gross profit	3,327,300	893,800
Operating expenses	2,267,800	1,282,300
Other income (expense)	9,900	(5,700)
Income tax expense	-	39,900
Net income (loss)	$1,069,400	$(434,100)

Sales

Our sales increased by 69.66% to $14,132,400 for the three months ended June 30, 2021 as compared to $8,329,800 for the three months ended June 30, 2020. Sales increased in 2021 due to the sale of entitled land of $9,310,000 to Lennar and fee build revenue of $1,348,200, which was offset by a decrease in home sales of $4,644,700.

Gross Profit

Our overall gross profit margin was 23.54% for the three months ended June 30, 2021 compared to 10.73% for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, the average gross margin for homes closed was 22.81% and 10.73%, respectively. Gross margin on finished entitled land to Lennar for the three months ended June 30, 2021 and 2020, respectively was 25.51% and 0%. For the three months ended June 30, 2021 and 2020, the gross margin for fee build was 11.83% and 0%, respectively.

Operating Expenses

Our operating expenses increased by 76.85% to $2,267,800 for the three months ended June 30, 2021, as compared to $1,282,300 for the three months ended June 30, 2020. The increase in total operating expenses is primarily attributable to the following:

1)	Insurance costs increased by $423,400, primarily driven by the purchase of director’s and officer’s insurance;
2)	Stock compensation costs increased by $114,700, primarily driven by options and restricted stock units (“RSUs”) issued to directors;
3)	Investor relations costs increased by $87,600, primarily driven by establishing and maintaining public company infrastructure and oversight;
4)	Additional depreciation expense of $98,900 related to equipment additions; and
5)	Payroll and related benefits increased by $191,400 due to increase in staff for increased compliance issues.

Other Income (Expense)

Other income increased by 158% to $9,900 for the three months ended June 30, 2021 as compared to ($5,700) for the three months ended June 30, 2020.

Net Income (Loss)

For the three months ended June 30, 2021 and 2020, we incurred a net income (loss) of $1,069,400 and ($434,100), respectively. The Income in net income was primarily attributable to an increase in revenue and improved profit margins in 2021 as explained above.

Results of Operations for the Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

The following table sets forth the summary statements of operations for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended
	June 30,
	2021	2020

Sales	$28,006,600	$18,270,800
Cost of sales	24,072,100	17,264,200
Gross profit	3,934,500	1,006,600
Operating expenses	4,317,600	2,311,700
Other (expense)	(96,700)	(92,800)
Income Tax Expense	-	(10,100)
Net Income (loss)	$(479,800)	$(1,408,000)

Sales

Our sales increased by 53.29% to $28,006,600 for the six months ended June 30, 2021 as compared to $18,270,800 for the six months ended June 30, 2020. Sales increased in 2021 due to a land development sale of $7,000,000 to Lennar, sale of entitled land of $9,310,000 to Lennar, and fee build income of $1,348,200 which were partially offset by a decrease in home sales of $7,922,400.

Gross Profit

Our overall gross profit margin was 14.05% for the six months ended June 30, 2021 compared to 5.51% for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, the average gross margin for homes closed was 15.52% and 5.51%, respectively. Gross margin on finished lot sales to Lennar for the six months ended June 30, 2021 and 2020, was (-0.66%) and 0%, respectively. Gross margin on finished entitled land to Lennar for the six months ended June 30, 2021 and 2020, was 23.80% and 0%, respectively. For the six months ended June 30, 2021 and 2020, the gross margin for fee build was 11.83% and 0%, respectively

Operating Expenses

Our operating expenses increased by 86.77% to $4,317,600 for the six months ended June 30, 2021, as compared to $2,311,700 for the six months ended June 30, 2020. The increase in total operating expenses is primarily attributable to the following:

1)	Insurance costs increased by $828,500, primarily driven by the purchase of director’s and officer’s insurance;
2)	Stock compensation- costs increased by $229,700, primarily driven by options and RSUs issued to directors;
3)	Investor relations costs increased by $202,000, primarily driven by establishing and maintaining public company infrastructure and oversight;
4)	Additional depreciation expense of $197,200 related to equipment additions; and
5)	Payroll and related benefits increased by $320,600 due to increase in staff for increased compliance issues.

Other Expense

Other expense increased by 4% to $96,700 for the six months ended June 30, 2021 as compared to $92,800 for the six months ended June 30, 2020. For the six months ended June 30, 2021, we incurred $183,400 of interest expense related to our financing arrangements as compared to $90,300 for the six months ended June 30, 2020. In addition, we recorded $35,900 of loss on sales of equipment for the six months ended June 30, 2021 as compared to $15,500 for the six months ended June 30, 2020. For the six months ended June 30, 2021, other income increased for mainly due to timber sales of $135,800 as compared to $3,000 for the six months ended June 30, 2020.

Net Loss

Our net loss decreased by 66% to $479,800 for the six months ended June 30, 2021 as compared to $1,408,000 for the six months ended June 30, 2020. The decrease in net loss was primarily attributable to an increase in revenue and improved gross margins in 2021 as explained above.

Liquidity and Capital Resources

Real Estate Assets

Our real estate assets have increased to $85,217,800 as of June 30, 2021 from $20,370,300 as of December 31, 2020. This increase was due to an increase in the number of houses under construction and the purchase of additional developed and undeveloped lots.

Liabilities

Liabilities increased to $49,904,900 as of June 30, 2021 from $27,203,200 as of December 31, 2020. This increase is primarily attributable to the following:

1.	An increase in construction loans of $16,866,500 due to purchases of real estate;
2.	An increase in construction loans related-party of $4,532,900 due to purchases of real estate; and
3.	An increase in accounts payable and accrued expenses of $3,208,000 due to the increase of real estate projects in process.

Cash Balance

As of June 30, 2021, our cash balance was $12,785,600 compared to $2,396,500 as of December 31, 2020.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 was $61,530,800 and $2,901,100, respectively. The increase is primarily due to the acquisition and development of real estate assets of $63,469,900. The net loss for the six months ended June 30, 2021 and 2020 was $479,800 and $1,408,000, respectively.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 and 2020 was $105,600 and $176,400, respectively. During the six months ended June 30, 2021, $175,100 was used for the acquisition of new property and equipment and there were proceeds from the sale of equipment of $69,500. During the six months ended June 30, 2020, $321,800 was used for the acquisition of new property and equipment and there were proceeds from the sale of equipment of $145,400.

Financing Activities

Net cash provided from investing activities for the six months ended June 30, 2021 and 2020 was $72,025,500 and $2,980,300, respectively. During the six months ended June 30, 2021, there was net proceeds from common stock issuances of $25,101,000, net proceeds from the Preferred Stock issuances of $28,661,000, net increase in construction loans of $16,245,500 and net increase in construction loans related party of $3,776,300. Also, During the six months ended June 30, 2020, there was a net increase in construction loans of $7,766,200 and a net decrease in construction loans related party of ($5,200,800).

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

None.

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

HARBOR CUSTOM DEVELOPMENT, INC.

Date: August 16, 2021	By	/s/ Sterling Griffin
Sterling Griffin
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 16, 2021	By	/s/ Lynda Meadows
Lynda Meadows Chief Financial Officer (Principal Financial and Accounting Officer)

