Form 10-Q
period 2021-09-30
Harbor Custom Development, Inc.
filed 2021-11-15
CIK 1784567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2021

Commission File Number: 000-237507

HARBOR CUSTOM DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

Washington	46-4827436
(State of organization)	(I.R.S. Employer Identification No.)

11505 Burnham Dr., Suite 301

Gig Harbor, Washington 98332

(Address of principal executive offices)

(253) 649-0636

Registrant’s telephone number, including area code

Former address if changed since last report

Title of each class	Trading Symbol(s)	Name of each exchange on which registered.
Common Stock	HCDI	The Nasdaq Stock Market LLC
8.0% Series A Cumulative Convertible Preferred Stock	HCDIP	The Nasdaq Stock Market LLC
Warrants	HCDIW	The Nasdaq Stock Market LLC
Warrants	HCDIZ	The Nasdaq Stock Market LLC

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

There are 14,922,094 shares of common stock outstanding as of November 15, 2021.

i

PART I–FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS

Real Estate	$105,463,700	$20,370,300
Property, Plant and Equipment, net	9,132,900	8,176,000
Right of Use Assets	788,400	873,800
Cash	4,787,700	2,396,500
Restricted Cash	597,600	-
Prepaid Expense	2,248,100	1,658,000
Accounts Receivable, net	104,800	78,200
Contract Assets, net	4,762,400	-
Deferred Offering Costs	133,400	65,100
TOTAL ASSETS	$128,019,000	$33,617,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Construction Loans, net of Debt Discount of $878,600 and $502,400 respectively	$38,682,100	$9,590,100
Construction Loans - Related Parties, net of Debt Discount of $1,416,300 and $670,200 respectively	11,376,000	5,819,700
Equipment Loans	5,731,800	5,595,500
Accounts Payable and Accrued Expenses	5,875,800	2,700,000
Operating Lease Liabilities	766,900	841,700
Finance Leases	611,300	999,400
Deferred Revenue	21,700	896,300
Note Payable PPP	-	19,300
Dividends Payable	210,600	-
Contract Liability	390,900
Note Payable D&O Insurance	1,284,000	741,200
TOTAL LIABILITIES	64,951,100	27,203,200

COMMITMENTS AND CONTINGENCIES - SEE NOTE 11

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par 10,000,000 shares authorized and 1,260,555 issued and outstanding at September 30, 2021 and 0 outstanding and issued at December 31, 2020	$28,661,000	$-
Common Stock, No Par 50,000,000 shares authorized and 14,922,094 outstanding at September 30, 2021 and 5,636,548 issued and outstanding at December 31, 2020	37,057,900	11,956,900
Additional Paid In Capital	668,900	234,800
Accumulated Deficit	(2,028,300)	(4,487,100)
Total Stockholders’ Equity - Harbor Custom Development, Inc.	64,359,500	7,704,600
Non-Controlling Interest	(1,291,600)	(1,289,900)
TOTAL STOCKHOLDERS’ EQUITY	63,067,900	6,414,700
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,019,000	$33,617,900

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Sales	$18,010,600	$7,806,500	$46,017,200	$26,077,300

Cost of Sales	10,866,200	7,183,900	34,938,300	24,448,100

Gross Profit	7,144,400	622,600	11,078,900	1,629,200

Operating Expenses	3,322,100	1,458,200	7,639,700	3,769,900

Operating Income (Loss)	3,822,300	(835,600)	3,439,200	(2,140,700)

Other Income (Expense)
Loss on Sale of Equipment	-	(12,400)	(35,900)	(27,900)
Forgiveness of Debt	-	-	10,000	-
Other Income	1,200	-	113,800	13,000
Interest Expense	(115,100)	(163,900)	(298,500)	(254,200)
Total Other Income (Expense)	(113,900)	(176,300)	(210,600)	(269,100)

Income (Loss) Before Income Tax	3,708,400	(1,011,900)	3,228,600	(2,409,800)

Income Tax Benefit	-	571,600	-	561,500

Net Income (Loss) Attributable to Stockholders	$3,708,400	$(440,300)	$3,228,600	$(1,848,300)

Net (Loss) Attributable to Non-controlling interests		(3,200)	(1,700)	(228,100)
Preferred Dividends	(631,400)	-	(771,500)	-

Net Income (Loss) Attributable to Common Stockholders	$3,077,000	$(437,100)	$2,458,800	$(1,620,200)

Net Income (Loss) Per Share - Basic	$0.21	$(0.10)	$0.17	$(0.43)
Net Income (Loss) Per Share - Diluted	$0.20	$(0.10)	$0.17	$(0.43)

Weighted Average Common Shares Outstanding - Basic	14,898,594	4,180,054	14,350,143	3,737,318
Weighted Average Common Shares Outstanding - Diluted	15,058,918	4,180,054	14,515,710	3,737,318

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,228,600	$(1,848,300)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	783,500	419,200
Amortization of right of use assets	252,200	194,700
Forgiveness on PPP loan	(10,000)	-
Loss on sale of equipment	35,900	27,900
Stock compensation	416,100	11,000
Net change in assets and liabilities:
Accounts receivable	(26,600)	(42,500)
Contract assets	(4,762,400)	-
Prepaid expenses	820,300	(255,900)
Real estate	(82,755,400)	(8,286,200)
Deferred revenue	(874,600)	1,297,400
Deferred income tax	-	(561,500)
Payments on right of use liability	(241,600)	(209,000)
Contract Liability	390,900	-
Accounts payable and accrued expenses	3,175,800	(605,500)
NET CASH (USED IN) OPERATING ACTIVITIES	(79,567,300)	(9,858,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(378,100)	(401,100)
Proceeds on the sale of equipment	69,500	330,400
NET CASH (USED IN) INVESTING ACTIVITIES	(308,600)	(70,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans, net	29,468,300	8,829,900
Financing fees construction loans	(1,476,900)	(573,100)
Construction loans related parties, net	6,302,800	(6,515,700)
Financing fees related party construction loans	(1,983,900)	(396,900)
Payments on financing leases	(289,000)	(380,000)
Proceeds from PPP loan	-	582,800
Payments on PPP loan	(9,300)	-
Due to related party	-	(8,100)
Repayments on note payable D&O insurance	(867,600)	-
Net proceeds from issuance of common stock	25,101,000	10,789,100
Net proceeds from issuance of preferred stock	28,661,000	-
Repayment on equipment loans	(1,430,500)	(476,700)
Proceeds from exercise of stock options	18,000	-
Dividends	(560,900)	-
Deferred offering cost	(68,300)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	82,864,700	11,851,300

NET INCREASE IN CASH AND RESTRICTED CASH	2,988,800	1,921,900

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	2,396,500	430,000

CASH AND RESTRICTED CASH AT END OF PERIOD	$5,385,300	$2,351,900

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,165,300	$1,266,300

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing of assets additions	$1,566,800	$2,002,900
Dividends declared but not paid	$210,600	$-
New right of use obligations	$166,800	$-
Cancellation of finance leases	$99,100	$-
Amortization of debt discount capitalized	$2,338,000	$1,323,300
Stock issued for conversion of related party interest and principle	$-	$497,000

See accompanying notes to the condensed consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Periods January 1, 2020 through September 30, 2020 and January 1, 2021 through September 30, 2021

(Unaudited)

	Common Stock		Preferred Stock
					Additional		Stockholders’	Non-	Total
	Shares Issued	No Par	Shares Issued	No Par	Paid in Capital	Accumulated (Deficit )	Equity (Deficit)	Controlling Interest	Equity (Deficit)

Balance, January 1, 2020	3,513,517	$670,900	-	$-	$119,100	$(954,300)	$(164,300)	$(1,060,600)	$(1,224,900)

Net Loss					-	(752,000)	(752,000)	(221,900)	(973,900)

Balance, March 31, 2020	3,513,517	$670,900	-	$-	$119,100	$(1,706,300)	$(916,300)	$(1,282,500)	$(2,198,800)

Stock Compensation Expense					1,100		1,100		1,100
Net Loss					-	(431,100)	(431,100)	(3,000)	(434,100)

Balance, June 30, 2020	3,513,517	$670,900	-	-	$120,200	$(2,137,400)	$(1,346,300)	$(1,285,500)	$(2,631,800)

Net proceeds from issuance of common stock	2,031,705	10,789,100					10,789,100		10,789,100
Conversion of related party debt to common stock	82,826	497,000					497,000		497,000
Stock Compensation Expense					9,900		9,900		9,900
Net (Loss)						(437,100)	(437,100)	(3,200)	(440,300)

Balance, September 30, 2020	5,628,048	$11,957,000	-	$-	$130,100	$(2,574,500)	$9,512,600	$(1,288,700)	$8,223,900

Balance, January 1, 2021	5,636,548	$11,956,900	-	$-	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

Net proceeds issuance of common stock	9,200,000	25,101,000					25,101,000		25,101,000
Exercise of stock options	45,046				18,000		18,000		18,000
Stock Compensation Expense	8,500				115,100		115,100		115,100
Net (Loss) Income						(1,549,800)	(1,549,800)	600	(1,549,200)

Balance, March 31, 2021	14,890,094	$37,057,900	-	$-	$367,900	$(6,036,900)	$31,388,900	$(1,289,300)	$30,099,600

Net proceeds issuance of preferred stock			1,260,555	28,661,000			28,661,000		28,661,000
Dividends						(140,100)	(140,100)		(140,100)
Stock Compensation Expense	8,500				115,800		115,800		115,800
Net Income (Loss)						1,071,700	1,071,700	(2,300)	1,069,400
Balance, June 30, 2021	14,898,594	$37,057,900	1,260,555	$28,661,000	$483,700	$(5,105,300)	$61,097,300	$(1,291,600)	$59,805,700

Stock Compensation Expense	23,500				185,200		185,200		185,200
Dividends						(631,400)	(631,400)		(631,400)
Net Income (Loss)						3,708,400	3,708,400		3,708,400

Balance, September 30, 2021	14,922,094	$37,057,900	1,260,555	$28,661,000	$668,900	$(2,028,300)	$64,359,500	$(1,291,600)	$63,067,900

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

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the Securities and Exchange Commission (“SEC”) and started trading on The Nasdaq Stock Market LLC (“Nasdaq”) on August 28, 2020.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follows (all entities are formed as Washington LLCs):

Names	Dates of Formation	Attributable Interest
		September 30,	December 31,
		2021	2020
Saylor View Estates, LLC	March 30, 2014	51%	51%
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	N/A
Tanglewilde, LLC	June 25, 2021	100%	100%
HCDI FL CONDO LLC	August 3, 2021	100%	N/A
HCDI Mira, LLC	August 30, 2021	100%	N/A
HCDI Wyndstone, LLC	September 15, 2021	100%	N/A

All intercompany transactions and balances have been eliminated in consolidation.

As of September 30, 2021 and December 31, 2020, the aggregate non-controlling interest was $(1,291,600) and $(1,289,900), respectively.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, consisting solely of normal recurring items, which in the opinion of management are necessary to fairly state the financial position of the Company and the results of its operations for the periods presented. This report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The condensed consolidated balance sheet at December 31, 2020 was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods presented are not necessarily indicative of results for the year ending December 31, 2021.

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

For the nine months ended September 30, 2021 and 2020 when computing fair value of share-based payments, the Company has considered the following variables:

	September 30, 2021	September 30, 2020
Risk-free interest rate	0.23%-1.11%	0.47%-1.46%
Exercise price	$2.76-$5.00	$2.22 - $7.50
Expected life of grants	2.50-6.5 years	2.99 - 6.00 years
Expected volatility of underlying stock	42.63%-56.13%	32.39% - 43.41%
Dividends	0	0

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$3,077,000	$(437,100)	$2,458,800	$(1,620,200)
Effect of dilutive securities:	-	-	-	-

Diluted net income (loss)	$3,077,000	$(437,100)	$2,458,800	$(1,620,200)

Denominator:
Weighted average common shares outstanding - basic	14,898,594	4,180,054	14,350,143	3,737,318
Dilutive securities (a):
Options	140,957	-	145,884	-
Warrants	19,367	-	19,683	-

Weighted average common shares outstanding and assumed	15,058,918	4,180,054	14,515,710	3,737,318
conversion – diluted

Basic net income (loss) per common share	$0.21	$(0.10)	$0.17	$(0.43)

Diluted net income (loss) per common share	$0.20	$(0.10)	$0.17	$(0.43)

(a) - Anti-dilutive securities excluded:	9,379,890	164,308	9,379,890	164,308

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

Restricted Cash

On August 10, 2021, the Company entered a Letter of Credit (“LOC”) agreement with WaFd bank in the amount of $597,600. The Company signed a lease on October 5, 2021 for a new office space. The landlord of the property, University Street Properties I, LLC, is the beneficiary of the LOC. The amount of funds that cover this LOC were moved by the WaFd bank to a controlled account on August 13, 2021. See footnote 7.

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for doubtful accounts was $11,000 and $0 as of September 30, 2021 and December 31, 2020, respectively.

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

The Company capitalized interest from related party borrowings of $152,800 and $203,600 for the three months ended September 30, 2021 and 2020, respectively. The Company capitalized interest from related party borrowings of $557,200 and $840,000 for the nine months ended September 30, 2021 and 2020, respectively. The Company capitalized interest from third-party borrowings of $298,200 and $783,100 for the three months ended September 30, 2021 and 2020, respectively. The Company capitalized interest from third-party borrowings of $774,000 and $1,834,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company did not have any projects that qualified for an impairment charge.

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

The nature of the industry involves a number of uncertainties that can affect the current state of the contract. Variable considerations are the estimates made due to a contract modification in the contractual service. Change orders, claims, extras, or back charges are common in contractual services activity as a form of variable consideration. If there is going to be a contract modification, judgment by management will need to be made to determine if the variable consideration is enforceable. The following factors are considered in determining if the variable consideration is enforceable:

1.	The customer’s written approval of the scope of the change order;
2.	Current contract language that indicates clear and enforceable entitlement relating to the change order;
3.	Separate documentation for the change order costs that are identifiable and reasonable; and
4.	The Company’s experience in negotiating change orders, especially as it relates to the specific type of contract and change order being evaluated.

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

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e., design, engineering, procurement of material, etc.) should not be recognized as the Company does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the caption “Contract Asset” which is further disclosed in Note 15. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in the Company’s balance sheet under the caption “Billings in excess of costs and estimated earnings.”

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

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The performance obligation is fulfilled, and revenue is recognized when the materials have been received or delivered by the Company.

Revenues from contracts with customers are summarized by category as follows for the three and nine months ended September 30:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Entitled Land	$10,440,000	$-	$19,750,000	$-
Developed Lots	770,000	-	7,770,000	-
Fee Build	2,871,300	-	4,219,500	-
Homes	3,762,000	7,704,300	13,947,900	25,625,300
Construction Materials	167,300	102,200	329,800	452,000
Total Revenue	$18,010,600	$7,806,500	$46,017,200	$26,077,300

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Performance obligations satisfied at a point in time	$15,139,300	$7,806,500	$41,797,700	$26,077,300
Performance obligations satisfied over time	2,871,300	-	4,219,500	-
Total Revenue	$18,010,600	$7,806,500	$46,017,200	$26,077,300

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

Advertising

Costs for designing, producing and communicating advertising are expensed as incurred. Advertising expense for the three months ended September 30, 2021 and 2020 was $15,600 and $0, respectively.

Advertising expense for the nine months ended September 30, 2021 and 2020 was $27,600 and $8,500, respectively.

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

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. There are no uncertain tax positions as of September 30, 2021 and December 31, 2020.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of September 30, 2021 and December 31, 2020, there were no impairment losses recognized for long-lived assets.

Offering Costs Associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.”

On January 15 and 20, 2021, the Company closed on a follow-on public offering and over-allotment option, respectively, of common stock. During 2020, the Company incurred approximately $65,100 of capitalizable costs associated with the follow-on public offering, which were netted against the proceeds received in 2021. These costs were capitalized as of December 31, 2020 and are shown on the Balance Sheet as Deferred Offering Costs.

As of September 30, 2021, the Company incurred approximately $133,400 of capitalizable costs associated with a preferred stock offering which will be netted against proceeds of the offering and is discussed in footnote 16 subsequent events.

2. CONCENTRATION, RISKS, AND UNCERTAINTIES

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances generally exceed the federal insurance limits. Uninsured cash balances were $4,264,400 and $2,146,000 as of September 30, 2021 and December 31, 2020, respectively.

Revenue Concentrations

Homes

For the three months ended September 30, 2021, five customers each represented 19% of homes revenue. For the nine months ended September 30, 2021, there were no concentrations in relation to the homes revenue segment. For the three and nine months ended September 30, 2020, there were no concentrations in relation to the homes revenue segment.

Completed Lots

For the three months ended September 30, 2021, three customers represented 38%, 38%, and 24% of completed lots revenue, respectively. For the three months ended September 30, 2020, there were no concentrations in relation to the completed lots revenue segment. For the nine months ended September 30, 2021 and 2020, Lennar Northwest, Inc. (“Lennar”) represented 90% and 0% of the completed lots revenue, respectively.

Entitled Land

For the three months ended September 30, 2021 and 2020, Lennar represented 100% and 0% of entitled land revenue, respectively. For the nine months ended September 30, 2021 and 2020, Lennar represented 100% and 0% of entitled land revenue, respectively.

Fee Build

For the three months ended September 30, 2021 and 2020, Lennar represented 100% and 0% of fee build revenue, respectively. For the nine months ended September 30, 2021 and 2020, Lennar represented 100% and 0% of fee build revenue, respectively.

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

3. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2021	December 31, 2020

Machinery and Equipment	$10,557,100	$8,908,000
Vehicles	71,800	73,500
Furniture and Fixtures	147,500	136,300
Leasehold Improvements	7,000	7,000

Total Fixed Assets	10,783,400	9,124,800

Less Accumulated Depreciation	(1,650,500)	(948,800)

Fixed Assets, Net	$9,132,900	$8,176,000

Depreciation expense was $300,400 and $133,400 for the three months ended September 30, 2021 and 2020, respectively.

Depreciation expense was $783,500 and $419,200 for the nine months ended September 30, 2021 and 2020, respectively.

4. REAL ESTATE

Real Estate consisted of the following components:

	September 30, 2021	December 31, 2020

Land Held for Development	$77,841,100	$9,532,800
Construction in Progress	23,620,300	9,042,700
Held for Sale	4,002,300	1,794,800
	$105,463,700	$20,370,300

5. EQUIPMENT LOANS

Consists of the following:

	September 30, 2021	December 31, 2020

Various notes payable to banks and financial institutions with interest rates varying from 0.00% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $11,600 through 2026:	$5,731,800	$5,595,500
Book value of collateralized equipment:	$7,840,900	$6,475,600

Future equipment loan maturities are as follows:

For the twelve months ended September 30:

2022	$1,876,900
2023	1,787,700
2024	1,652,200
2025	410,200
2026	4,800

$5,731,800

6. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. All loans have a one-year term but will be refinanced if the project is not completed within one year and will be due upon the completion of the project. Interest accrues on the loans and is included with the payoff of the loan. Interest ranges from 5% to 39%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances related to third party lenders as of September 30, 2021 and December 31, 2020, were $39,560,700 and $10,092,500, respectively. The book value of collateralized real estate as of September 30, 2021 and December 31, 2020 was $105,463,700 and $20,370,300, respectively.

7. LINE OF CREDIT

The Company entered into a Line of credit (“LOC”) agreement with WaFd bank of $597,600 on August 10, 2021. There was no borrowing against the LOC as of September 30, 2021. The LOC expires February 1, 2032. The interest rate of the LOC is Prime plus 1%. The LOC has been established for the purpose of collateralizing the Company’s lease obligations with their new landlord, the landlord is the beneficiary of the LOC. As of September 30, 2021, there was $0 outstanding on the LOC.

8. NOTE PAYABLE D&O INSURANCE

The Company purchased D&O insurance on August 28, 2020 for $1,531,900. A down payment of $306,400 was made and the remaining balance of $1,225,500 was financed over ten months. The interest rate on the loan is 4.74%. The loan balance as of September 30, 2021 and December 31, 2020 was $0 and $741,200, respectively.

The Company purchased D&O insurance on September 1, 2021 for $1,541,400. A down payment of $131,100 was made and the remaining balance of $1,410,300 was financed over ten months. The interest rate on the loan is 4.42%. The loan balance as of September 30, 2021 and December 31, 2020 was $1,284,000 and $0, respectively.

9. NOTE PAYABLE PPP

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

On November 9, 2020 and February 1, 2021, the SBA forgave $562,300 and $10,000, respectively, on the PPP Loan.

As of September 30, 2021 and December 31, 2020, the balance of the PPP Loan was $0 and $19,300, respectively.

10. DEFINED CONTRIBUTION PLAN

Effective January 1, 2016, the Company established a 401(k) plan for qualifying employees; employee contributions are voluntary. Company contributions to the plan for the three months ended September 30, 2021 and 2020 were $24,900 and $0, respectively. Company contributions to the plan for the nine months ended September 30, 2021 and 2020 were $74,500 and $0, respectively.

11. COMMITMENTS

From time to time the Company is subject to compliance audits by federal, state and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On September 17, 2020, the Company entered into a purchase and sale agreement for the acquisition of 9.6 acres of land in Port Orchard, Washington for $1,440,000. Closing is contingent on permit approval and is expected to take place on or before November 28, 2021.

On June 15, 2020, the Company entered into a purchase and sale agreement to acquire property for the construction of 30 townhomes located in East Bremerton, Washington for $2,040,000. Closing is expected to take place on or before June 30, 2022.

On August 8, 2021, the Company entered into a purchase and sale agreement to acquire property for the construction of 75 condominiums units located in Yelm, Washington for $3,250,000. Closing took place on October 4, 2021. See subsequent event footnote 16.

On August 30, 2020, the Company entered into a purchase and sale agreement for the acquisition of 67 lot in Auburn, California. Closing is expected to take place on or before August 30, 2022.

12. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a former director and minority shareholder, is a partner. These loans were originated between April 2019 and January 2021; all of the loans have a one-year maturity with interest rates ranging between 8.49% and 12.00%. For the three months ended September 30, 2021 and 2020, the Company incurred loan origination fees of $0 and $178,500, respectively. For the nine months ended September 30, 2021 and 2020, the Company incurred loan origination fees of $552,800 and $283,300, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of September 30, 2021, and December 31, 2020, there were $292,600 and $202,500 of remaining debt discounts, respectively. During the three months ended September 30, 2021 and 2020 the Company incurred prepaid interest of $0 and $296,100, respectively. During the nine months ended September 30, 2021 and 2020 the Company incurred prepaid interest of $1,431,100 and $840,000, respectively. This interest is recorded as debt prepaid interest and amortized over the life of the loan. The interest is capitalized to real estate. As of September 30, 2021, and December 31, 2020 there were $1,123,700 and $466,600 of remaining prepaid interest reserves, respectively. As of September 30, 2021, and December 31, 2020 the outstanding loan balances were $12,792,300 and $6,489,900, respectively.

The Company entered into a construction loan with Curb Funding, LLC of which Robb Kenyon a former director and minority shareholder, is 100% owner. The loan originated on August 13, 2020. The loan has a one-year maturity with an interest rate of 12%. As of September 30, 2021 and December 31, 2020, the Company incurred loan fees of $0 and $3,500, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of September 30, 2021, and December 31, 2020, there were $0 and $1,100 of remaining debt discounts, respectively. As of September 30, 2021, and December 31, 2020, the outstanding loan balances were $0, and $51,800, respectively. The Company incurred interest expense of $2,800 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

Robb Kenyon resigned as a director of the Company on July 8, 2021.

On April 19, 2019, the Company entered into a construction loan with Olympic Views, LLC of which the Company’s Chief Executive Officer and President previously owned a 50% interest. The loan amount was $442,000 with an interest rate of 12% and a maturity date of April 19, 2020. The loan was collateralized by a deed of trust on the land. The amounts outstanding were $0 and $0 as of September 30, 2021 and December 31, 2020, respectively. The interest expense was $0 and $8,900 for the three months ended September 30, 2021 and 2020 and was capitalized as part of Real Estate The interest expense was $0 and $41,900 for the nine months ended September 30, 2021 and 2020 and was capitalized as part of Real Estate. In May 2020, the Company entered into an agreement with Olympic Views, LLC to convert this debt and accrued interest of $55,000 to common stock at the Initial Public Offering price of $6.00. This conversion was effected on August 28, 2020 simultaneous with the Initial Public Offering. This transaction resulted in 82,826 shares of common stock being issued to Olympic Views, LLC.

Due to Related Party

The Company utilizes a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The quarry is located on land owned by SGRE, LLC which is 100% owned by the Company’s Chief Executive Officer and President. The materials produced by the quarry and sold by the Company to others are subject to a 25% commission payable to SGRE, LLC. On September 30, 2021 and December 31, 2020, the commission payable was $8,200 and $0, respectively. The commission expense for the three months ended September 30, 2021 and 2020, was $17,100 and $209,100, respectively. The commission expense for the nine months ended September 30, 2021 and 2020, was $72,800 and $209,100, respectively.

Richard Schmidtke, a Company director, provided accounting services in 2021 and 2020 to the Company. On September 30, 2021 and December 31, 2020, the fees payable to Mr. Schmidtke were $0 and $500, respectively. The accounting expense incurred by the Company for Mr. Schmidtke’s services for the three months ended September 30, 2021 and 2020 was $500 and $6,000, respectively. The accounting expense incurred by the Company for Mr. Schmidtke’s services for the nine months ended September 30, 2021 and 2020 was $1,000 and $40,300, respectively.

Land Purchase from a Related Party

On September 2, 2020, the Company purchased 99 unfinished lots for $3,430,000 from Olympic Views, LLC. The Company’s Chief Executive Officer and President owned a 50% interest in this LLC at the date of purchase. He currently has no ownership interest in this LLC.

13. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, at no par value per share. At September 30, 2021, the Company has 14,922,094 shares of common stock issued and outstanding.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

At September 30, 2021, the Company is authorized to issue 10,000,000 shares of preferred stock, at no par value per share. As of September 30, 2021, the Company has 1,260,555 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding. The holders of the Series A Preferred Shares are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears starting June 30, 2021 and are entitled to a liquidation preference equal to $25.00 per share plus all accrued and unpaid dividends. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each Series A Preferred Share, together with accrued but unpaid dividends, is convertible into common stock at a conversion price of $4.50 per share of common stock, which initially equals 5.556 shares of common stock at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears. The Company has accrued dividends of $210,600 as of September 30, 2021 which were paid to the shareholders on October 20, 2021.

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

Also, upon closing of the Initial Public Offering, the Company issued to Olympic Views, LLC (“Olympic”), 82,826 shares of its common stock as a result of the conversion of debt owed to Olympic in the amount of $442,000 and accrued interest of $55,000 at the public offering price per share of $6.00.

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

The warrants issued to investors in this offering have an exercise price of $5.00 with a life of five years from the date of issue. The fair value of the warrants was $3,701,600, which was valued using the Black Scholes Model.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2020	442,172	$2.53
Exercisable – December 31, 2020	219,085	$1.31
Granted	150,000	$3.23
Exercised	(45,046)	$0.40
Forfeited/Cancelled	(33,114)	$3.18
Outstanding – September 30, 2021	514,012	$2.88
Exercisable – September 30, 2021	363,361	$2.84

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $6.50	514,012	6.73	$2.88	363,361	$2.84

During the nine months ended September 30, 2021, the Company issued 150,000 options to employees. The options have an exercise price between $2.76 and $3.41 per share, a term of 10 years, and vest over two or three years. The options have an aggregated fair value of approximately $192,900 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the nine months ended September 30, 2021, the Company had 45,046 options exercised by a former employee. These shares were exercised at $0.40 per share for a total of $18,000.

The Company recognized share-based compensation net of forfeitures related to options of $90,700 and $9,900 for the three months ended September 30, 2021 and 2020, respectively.

The Company recognized share-based compensation net of forfeitures related to options of $246,200 and $11,000 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, unrecognized share-based compensation was $170,300.

The intrinsic value for outstanding and exercisable options as of September 30, 2021 was $333,400 and $306,500.

(B) Warrants

The following is a summary of the Company’s Common Stock Warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2020	110,859	$6.06
Exercisable – December 31, 2020	22,524	$0.40
Granted	4,036,000	$4.88
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2021	4,146,859	$4.91
Exercisable – September 30, 2021	3,710,859	$5.03

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.40 - $7.50	4,146,859	4.66	$4.91	3,710,859	$5.03

The intrinsic value for outstanding and exercisable warrants as of September 30, 2021 was $43,900 and $43,900, respectively.

The following is a summary of the Company’s Preferred Stock Warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2020	-	$-
Exercisable – December 31, 2020	-	$-
Granted	12,000	$24.97
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2021	12,000	$24.97
Exercisable – September 30, 2021	-	$-

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$24.97	12,000	4.69	$24.97	12,000	$24.97

The intrinsic value for outstanding and exercisable warrants as of September 30, 2021 was $0 and $0, respectively.

(C) Restricted Stock Plan

The following is a summary of the Company’s restricted stock activity:

	Restricted Stock	Weighted Average Exercise Price
Outstanding – December 31, 2020	34,000	$4.53
Exercisable – December 31, 2020	8,500	$4.53
Granted	70,000	$3.12
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 20201	104,000	$3.58
Exercisable – September 30, 2021	51,500	$4.05

The Company periodically grants restricted stock awards to the board of directors and certain employees pursuant to the 2020 Plan. These typically are awarded by the board of directors at one time and from time to time, to vest in four equal installments on the last day of a fiscal quarter. The Company recognized $93,100 and $0 of share-based compensation expense during the three months ended September 30, 2021 and 2020, respectively. The Company recognized $170,100 and $0 of share-based compensation during the nine months ended September 30, 2021 and 2020, respectively. On September 30, 2021, there was $163,800 of unrecognized compensation related to non-vested restricted stock.

14. SEGMENTS

The Company’s business is organized into four material reportable segments which aggregate 99% of revenue:

1) Homes

2) Completed lots

3) Entitled land

4) Fee build

The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The following represents selected information for the Company’s reportable segments for the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 and 2020. Immaterial construction materials revenues and costs are included in the homes segment.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue by segment
Homes	$3,929,300	$7,806,500	$14,277,700	$26,077,300
Completed lots	770,000	-	7,770,000	-
Entitled land	10,440,000	-	19,750,000	-
Fee Build	2,871,300	-	4,219,500	-
	$18,010,600	$7,806,500	$46,017,200	$26,077,300

Cost of goods sold by segment
Homes	$3,498,000	$7,183,900	$12,378,200	$24,448,100
Completed lots	495,400	-	7,541,700	-
Entitled land	4,492,600	-	11,449,400	-
Fee Build	2,380,200	-	3,569,000	-
	$10,866,200	$7,183,900	$34,938,300	$24,448,100

Gross profit (loss) by segment
Homes	$431,300	$622,600	$1,899,500	$1,629,200
Completed lots	274,600	-	228,300	-
Entitled land	5,947,400	-	8,300,600	-
Fee Build	491,100	-	650,500	-
	$7,144,400	$622,600	$11,078,900	$1,629,200

15. UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$3,717,000		$-
Estimated earnings	723,700		-
Costs and estimated earnings on uncompleted contracts	4,440,700		-
Billings to date	4,207,600		-
Costs and estimated earnings in excess of billings on uncompleted contracts	624,000		-
Costs and earnings in excess of billings on completed contracts	(390,900)		-
	$233,100	$

Costs in excess of billings	$624,000	$
Billings in excess of cost	(390,900)		-
	$233,100		$-

The contract asset of $4,762,400 consists of uncollected billings of $4,138,400 and costs in excess of billings of $624,000.

16. SUBSEQUENT EVENTS

On August 8, 2021, the Company entered into a purchase and sale agreement to acquire property for the construction of 75 condominiums units located in Yelm, Washington for $3,250,000 which closed on October 4, 2021.

On October 7, 2021, the Company closed an offering (the “Preferred Stock Offering”) for 2,400,000 Series A Preferred Shares and warrants to purchase 13,800,000 shares of common stock at an exercise price of $2.97 per share, which included 1,380,000 warrants pursuant to the underwriter’s exercise of their over-allotment option, for gross proceeds of $33,076,700.

On October 14, 2021, the Company entered into a purchase and sale agreement to sell 20 lots in Semiahmoo, Washington for $3,800,000, closing on or before December 8, 2021.

On October 27, 2021, the Company entered into a purchase and sale agreement to sell 24 lots in Semiahmoo, Washington for $4,800,000, closing on or before December 21, 2021.

On October 29, 2021, the Company’s Board of Directors (the “Board”) appointed Lance Brown as the Company’s Chief Financial Officer and Principal Financial Officer, effective as of November 1, 2021. Mr. O’Sullivan ceased to be the Company’s interim Chief Financial Officer effective as of the same date. Pursuant to Mr. Brown’s employment agreement, Mr. Brown receives a salary of $280,000 per annum. In addition, Mr. Brown will receive a one-time sign on bonus of $75,000 and is eligible to participate in the Company’s annual bonus plan. The Company also granted Mr. Brown 100,000 shares of common stock pursuant to the 2020 Plan, 33,333 shares of which will vest on November 8, 2022, and thereafter, the remaining 66,666 shares will vest on a quarterly basis in eight equal installments, whereby all shares shall be vested by November 8, 2024.

On November 1, 2021, the Company entered into a purchase and sale agreement to sell 30 lots in Horseshoe Bay, Texas for $6,045,500, closing on or before December 21, 2021.

On November 3, 2021, the Company entered into a purchase and sale agreement to sell 27 lots in Semiahmoo, Washington for $4,860,000, closing on or before December 15, 2021.

On November 5, 2021, the Company closed on the Underwriter’s exercise of its over-allotment option to purchase 360,000 Series A Preferred Shares from the Preferred Stock Offering and received net proceeds of $5,005,300.

On November 8, 2021, the Company entered into a purchase and sale agreement to sell one house in Bremerton, Washington for $739,000, closing on or before December 15, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With $9,132,900 in heavy equipment, our infrastructure development division efficiently constructs a diverse range of residential communities and improved lots in a cost-effective manner. We utilize heavy equipment to develop raw land and create residential subdivisions and multi-family communities. The development process includes land clearing, site development, public and private road improvements, and installation of wet utilities such as sewer, water, and storm sewer lines, in addition to construction of dry utilities lines for power, gas, telephone, and cable service providers.

As of September 30, 2021, we own or control 25 communities in Washington, Texas, California, and Florida, containing an aggregate of 1,246 lots and 485.12 acres in various stages of development.

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

Results of Operations for the Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

The following table sets forth the summary statements of operations for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended
	September 30,
	2021	2020

Sales	$18,010,600	$7,806,500
Cost of sales	10,866,200	7,183,900
Gross profit	7,144,400	622,600
Operating expenses	3,322,100	1,458,200
Other income (expense)	(113,900)	(176,300)
Income tax benefit	-	571,600
Net income (loss)	$3,708,400	$(440,300)

Sales

Our sales increased by 130.7% to $18,010,600 for the three months ended September 30, 2021 as compared to $7,806,500 for the three months ended September 30, 2020. Sales increased in 2021 due to the sale of entitled land of $10,440,000 to Lennar and fee build revenue of $2,871,300, which was partially offset by a decrease in home sales of ($3,877,200).

Gross Profit

Our overall gross profit margin was 39.7% for the three months ended September 30, 2021 compared to 8.0% for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, the average gross margin for homes closed was 11.0% and 8.0%, respectively. Gross margin on finished entitled land to Lennar for the three months ended September 30, 2021 and 2020, respectively, was 57.0% and 0%. For the three months ended September 30, 2021 and 2020, the gross margin for fee build was 17.1% and 0%, respectively. For the three months ended September 30, 2021 and 2020, the gross margin for sale of lots was 35.7% and 0%, respectively.

Operating Expenses

Our operating expenses increased by 127.8% to $3,322,100 for the three months ended September 30, 2021, as compared to $1,458,200 for the three months ended September 30, 2020. The increase in total operating expenses is primarily attributable to the following:

1)	Payroll and related benefits increased by $996,000 due to an increase in staff for increased corporate compliance;
2)	Professional fees increased by $263,200, primarily driven by corporate compliance;
3)	Additional depreciation expense of $167,000 related to equipment additions;
4)	Investor relations costs increased by $124,600, primarily driven by establishing and maintaining public company infrastructure and oversight; and
5)	Stock compensation costs increased by $120,700, primarily driven by options and restricted stock issued to directors.

Other Income (Expense)

Other expense decreased by 35.4% to $113,900 for the three months ended September 30, 2021 as compared to $176,300 for the three months ended September 30, 2020, primarily the decrease was driven by a reduction in interest cost.

Net Income (Loss)

For the three months ended September 30, 2021 and 2020, we incurred net income (loss) of $3,708,400 and ($440,300), respectively. The increase in net income was primarily attributable to an increase in revenue and improved profit margins in 2021 as explained above.

Results of Operations for the Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020

The following table sets forth the summary statements of operations for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended
	September 30,
	2021	2020

Sales	$46,017,200	$26,077,300
Cost of sales	34,938,300	24,448,100
Gross profit	11,078,900	1,629,200
Operating expenses	7,639,700	3,769,900
Other (expense)	(210,600)	(269,100)
Income Tax Benefit	-	561,500
Net Income (loss)	$3,228,600	$(1,848,300)

Sales

Our sales increased by 76.5% to $46,017,200 for the nine months ended September 30, 2021 as compared to $26,077,300 for the nine months ended September 30, 2020. Sales increased in 2021 due to a land development sale of $7,000,000 to Lennar, sale of entitled land of $19,750,000 to Lennar, and fee build income of $4,219,500 which were partially offset by a decrease in home sales of $(11,799,600).

Gross Profit

Our overall gross profit margin was 24.1% for the nine months ended September 30, 2021 compared to 6.2% for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, the average gross margin for homes closed was 13.3% and 6.2%, respectively. Gross margin on finished lot sales for the nine months ended September 30, 2021 and 2020, was 2.94% and 0%, respectively. Gross margin on finished entitled land to Lennar for the nine months ended September 30, 2021 and 2020, was 42.0% and 0%, respectively. For the nine months ended September 30, 2021 and 2020, the gross margin for fee build was 15.4% and 0%, respectively

Operating Expenses

Our operating expenses increased by 102.7% to $7,639,700 for the nine months ended September 30, 2021, as compared to $3,769,900 for the nine months ended September 30, 2020. The increase in total operating expenses is primarily attributable to the following:

1)	Payroll and related benefits increased by $1,328,300 due to increase in staff for increased compliance issues;
2)	Insurance costs increased by $537,100, primarily driven by the purchase of director’s and officer’s insurance;
3)	Additional depreciation expense of $364,300 related to equipment additions;
4)	Stock compensation costs increased by $350,400, primarily driven by options and restricted stock issued to directors; and
5)	Investor relations costs increased by $326,600, primarily driven by establishing and maintaining public company infrastructure and oversight.

Other Income (Expense)

Other expense decreased by 21.7% to $210,600 for the nine months ended September 30, 2021 as compared to $269,100 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, we incurred $298,500 of interest expense related to our financing arrangements as compared to $254,200 for the nine months ended September 30, 2020. In addition, we recorded $35,900 of loss on sales of equipment for the nine months ended September 30, 2021 as compared to $27,900 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, other income increased for mainly due to timber sales of $135,800 as compared to $3,000 for the nine months ended September 30, 2020.

Net Income (Loss)

Our net income (loss) increased by 274.7% to $3,228,600 for the nine months ended September 30, 2021 as compared to a loss of ($1,848,300) for the nine months ended September 30, 2020. The increase in net income was primarily attributable to an increase in revenue and improved gross margins in 2021 as explained above.

Liquidity and Capital Resources

Real Estate Assets

Our real estate assets have increased to $105,463,700 as of September 30, 2021 from $20,370,300 as of December 31, 2020. This increase was due to an increase in the number of houses and condominiums under construction and the purchase of additional developed and undeveloped lots.

Liabilities

Liabilities increased to $64,951,100 as of September 30, 2021 from $27,203,200 as of December 31, 2020. This increase is primarily attributable to the following:

1.	An increase in construction loans of $29,092,000 due to purchases of real estate;
2.	An increase in construction loans related-party of $5,556,300 due to purchases of real estate; and
3.	An increase in accounts payable and accrued expenses of $3,175,800 due to the increase of real estate projects in process.

Cash & Restricted Cash Balance

As of September 30, 2021, our cash balance was $5,385,300 compared to $2,396,500 as of December 31, 2020.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $79,567,300 and $9,858,700, respectively. The increase is primarily due to the acquisition and development of real estate assets of $82,755,400. The net income (loss) for the nine months ended September 30, 2021 and 2020 was $3,228,600 and ($1,848,300), respectively.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and 2020 was $308,600 and $70,700, respectively. During the nine months ended September 30, 2021, $378,100 was used for the acquisition of new property and equipment and there were proceeds from the sale of equipment of $69,500. During the nine months ended September 30, 2020, $401,100 was used for the acquisition of new property and equipment and there were proceeds from the sale of equipment of $330,400.

Financing Activities

Net cash provided from investing activities for the nine months ended September 30, 2021 and 2020 was $82,864,700 and $11,851,300, respectively. During the nine months ended September 30, 2021, there was net proceeds from common stock issuances of $25,101,000, net proceeds from the Preferred Stock issuances of $28,661,000, net increase in construction loans of $29,468,300 and net increase in construction loans related party of $6,302,800. Also, during the nine months ended September 30, 2020, there were net proceeds from a common stock offering of $10,789,100, a net increase in construction loans of $8,829,900 and a net decrease in construction loans related party of ($6,515,700).

Cash Resources

Although the expected revenue growth and control of expenses leads management to believe that it is probable that our cash resources will be sufficient to meet cash requirements through the fiscal year ending December 31, 2022, we may require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. In that event, we would be required to change our growth strategy and seek funding on that basis, though there is no guarantee we will be able to do so.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: November 15, 2021	By	/s/ Sterling Griffin
Sterling Griffin
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 15, 2021	By	/s/ Lance Brown
Lance Brown Chief Financial Officer (Principal Financial and Accounting Officer)

