Form 10-K
period 2021-12-31
Harbor Custom Development, Inc.
filed 2022-03-24
CIK 1784567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-39266

Harbor Custom Development, Inc.
(Exact name of registrant as specified in its charter)

Washington	46-4827436
(State of organization)	(I.R.S. Employer Identification No.)
11505 Burnham Dr., Suite 301
Gig Harbor, Washington 98332
(Address of principal executive offices)
(253) 649-0636
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HCDI	The Nasdaq Stock Market LLC
Series A Cumulative Convertible Preferred Stock	HCDIP	The Nasdaq Stock Market LLC
Warrants	HCDIW	The Nasdaq Stock Market LLC
Warrants	HCDIZ	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for
the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the
registrant was required to submit and post such files).     Yes  ☒   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2021, based on the closing price of $3.24 for shares of the Registrant’s Class A common stock as reported by the Nasdaq Stock Market LLC, was approximately $39.8 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 13,206,165 shares of common stock as of March 21, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future construction, revenues, income, cost of sales, expenses, and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal,” "foresee," "likely," "target," "may," "should," "could," or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report speak only as of the date of this document, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward-looking statements:

•economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates, and inflation;
•downturn in the homebuilding industry;
•changes in assumptions used to make industry forecasts;
•volatility and uncertainty in the credit markets and broader financial markets;
•our future operating results and financial condition;
•our business operations;
•changes in our business and investment strategy;
•availability of land to acquire and our ability to acquire such land on favorable terms or at all;
•availability, terms, and deployment of capital;
•shortages of or increased prices for labor, land, or raw materials used in housing construction;
•delays in land development or home construction resulting from adverse weather conditions or other events outside our control;
•the cost and availability of insurance and surety bonds;
•changes in, or the failure or inability to comply with, governmental laws and regulations;
•the timing of receipt of regulatory approvals and the opening of projects;
•the degree and nature of our competition;
•our leverage and debt service obligations;
•general volatility of the capital markets;
•availability of qualified personnel and our ability to retain our key personnel;
•our financial performance;
•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
•the extent to which the COVID-19 pandemic continues to impact our business; and
•additional factors discussed under the sections “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Our Business.”

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. Moreover, we operate in a very highly competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on forward-looking statements contained herein.

You should read this Annual Report and the documents that we reference and have filed as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Annual Report or to conform such statements to actual results or revised expectations, except as required by law.

PART I
Throughout this Annual Report, references to the “Company,” “HCDI,” “we,” "us," and “our” refer to Harbor Custom Development, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS

Our Company

Harbor Custom Development, Inc. is a real estate development company involved in all aspects of the land development cycle including land acquisition, entitlements, development, construction of project infrastructure, single and multi-family vertical construction, marketing, sales, and management of various residential projects in Washington, California, Texas, and Florida.

As a land developer and builder of single-family homes, luxury homes, townhomes, condominiums and apartments, our business strategy is to acquire and develop land strategically based on an understanding of population growth patterns, entitlement restrictions and land use evaluation, infrastructure development, and geo-economic forces. We endeavor to acquire land with scenic views to develop and sell residential lots, new home communities, townhomes and multi-story condominium or apartment properties within a 20- to 60-minute commute of some of the nation's fastest-growing metro employment corridors.

We are leading the real estate industry as the first national land developer and home builder accepting payment in the form of cryptocurrency for our properties.

Our portfolio of land, lots, home plans, and finishing options, coupled with a historic low inventory of residential and multi-family housing in our principal geographic areas, provide an opportunity for us to increase revenue and overall market share. In addition to our single-family residential projects, we plan to build and sell townhomes, condominiums, and apartments and anticipate commencement of land development and construction on ten multi-family sites in Washington and Florida in 2022. (See “Item 2. Properties.”) In an effort to strategically control the expanding needs of our corporate team, we signed a lease on October 5, 2021 for a new office space in Tacoma, Washington and expect to move our headquarters in the second quarter of 2022. This office space is designed with a hybrid workforce in mind and takes into account employment trends that arose after the COVID-19 global pandemic, specifically the increase in hybrid or remote employees.

Since 2015, we have grown quickly with increasing revenues each year of operation. For the years ended December 31, 2021 and December 31, 2020, our total revenues were $72.4 million and $50.4 million, respectively. As of December 31, 2021 and December 31, 2020, our backlogs of fully executed contracts for the sale of developed residential lots and single-family homes were $13.7 million and $9.1 million, respectively. Our fee build backlogs as of December 31, 2021 and December 31, 2020 were $10.0 million and $0, respectively.

It is customary for us to sign purchase and sale agreements that contain a due diligence period which allows us time, usually between 30 and 60 days, to evaluate the acquisition. At times, through our due diligence efforts, we find that a property is not suitable for purchase due to economic forces, zoning issues, or other matters. If we determine that a property is not suitable for our desired purposes, we terminate the purchase and sale agreement. After termination within the due diligence period, our earnest money is returned to us.

Our infrastructure development division efficiently constructs a diverse range of residential communities and improved lots in a cost-effective manner. We own and lease heavy equipment, which we utilize to build and develop residential subdivisions and multi-family communities. The equipment is primarily used for land clearing, site development, public and private road improvements, installation of wet utilities such as sewer, water, and storm sewer lines, in addition to construction of dry utility lines for power, gas, telephone, and cable service providers.

We are a general contractor and construct single-family homes, townhomes, condominiums, and apartments utilizing a base of employees in conjunction with third-party subcontractors.

As of March 21, 2022, we own or control 26 communities in Washington, Texas, California, and Florida, containing more than 2,700 lots in various stages of development.

Recently completed projects include the following:

Properties Type	Project Name	Location	Completion Date
Entitled Land	Soundview Estate Phase 7	Washington	Q2 2021
Entitled Land	Olympic Ridge	Washington	Q3 2021
Entitled Land	Stonehouse	Texas	Q4 2021
Developed Lots	Soundview Estate Phase 6	Washington	Q1 2021
Developed Lots	The Ranch at Lakeside	Texas	Q3 2021
Developed Lots	Semiahmoo - Horizon	Washington	Q4 2021
Home Communities	Lakeland Village	Washington	Q1 2021
Home Communities	Port Washington Park	Washington	Q2 2021
Home Communities	Settlers Field	Washington	Q3 2021

Entitled Land, Developed Lot, and Home Sales

In 2021, we had three entitled land sales and sold 157 developed lots and 30 homes. The three entitled land sales represented 29% of total revenue in 2021. The 157 developed lot sales represented 37% of total revenue in 2021. Our 2021 home sales represented 24% of total revenue in 2021 and the selling prices for these homes ranged from $0.5 million to $0.8 million.

In 2020, we sold 104 developed lots and 76 homes. The 104 developed lot sales represented 25% of total revenue in 2020. Our 2020 single-family home selling prices ranged from $0.4 million to $0.8 million.

Strategy

Our strategy is driven by the following:

Offer Diversified Product Portfolio from Single to Multi-family Communities

Our expertise allows for a diversified product strategy that enables us to better serve a wide range of buyers, adapt quickly to changing market conditions, and optimize performance and returns while strategically reducing portfolio risk. We are equipped to build to the surrounding communities' needs, including single family homes, townhomes, condominiums, and apartments. This flexible business model allows us to target a wide and diverse range of customers, from those looking at lower income housing options through condominiums and apartments, to those seeking entry-level through luxury single-family homes.

Provide Superior Quality and an Excellent Homeowner Experience

Our operating philosophy is to provide a positive and memorable experience to our homeowners. We seek to maximize customer satisfaction by offering beautiful homes built with quality materials and exceptional craftsmanship, thoughtfully designed floor plans, and located with a 20- to 60-minute commute from major metropolitan areas. We engineer our homes for energy-efficiency which reduces the homeowner’s environmental impact and energy costs. Our competitive edge in the selling process focuses on the home’s features, design, and premium locations with scenic views. Our goal is not just to build houses, but also to create desirable communities through superior design, location, and execution.

New home-buyers’ needs are met across multiple communities and price points by maintaining a substantial inventory of ready-to-build lots and designer home plans. From move-up buyers needing more space for their growing families or $1.5 million-plus luxury homes, our business model enables buyers to overcome the significant inventory shortage and pricing challenges in high-growth metropolitan markets.

Provide Diverse Products for Multi-family Living with Superior Quality

The significant appreciation in rental rates over the past year, combined with moderate capitalization rates and low inventory of rental housings in our target markets, have created a substantial opportunity to expand our product portfolio within the multi-family vertical space.

Our product agnostic building model provides us the flexibility to accommodate the current rapidly changing market conditions. We are equipped to build to the surrounding communities’ needs from, first-time homebuyers searching for a starter townhome, condominium, or apartment to institutional investors looking for large tracts of entitled land, developed lots, or multi-family apartment projects. This flexible business model provides us with a competitive advantage and differentiates us from our peers.

Our inventory of entitled multi-family communities located 20 to 60 minutes from major metropolitan employment corridors, coupled with a low inventory of rental and first-time residential housing in our principal geographic areas, currently provide an opportunity to increase revenue and overall market share.

Focus on Efficient Operations

We strive to control costs through a disciplined planning process. Detailed budgets are prepared for all cost categories. Budgets are closely monitored throughout the building process as we continue to revisit and update the budget on an ongoing basis. Many components are provided by subcontractors and significant effort is expended to assure that scopes of work are complete and inclusive. Contract variances and change orders are closely scrutinized for appropriateness. At the sale and closing of each home in a project, the estimated and final margins are compared and variances are identified and investigated to better control costs on future homes in the project. We believe our disciplined process of setting realistic budgets and expectations, monitoring, and evaluating them and making any necessary adjustments to correct deviations going forward enables us to prudently control our costs.

Strategic Partnerships/Cost Control

Our business model is flexible and facilitates partnering with companies that specialize in their local markets, including residential builders, general contractors, and land developers. By partnering with these specialists, our cost structure can be closely managed. Further, all internal shared services are centralized at our corporate office in Washington state. Centralized functions include purchasing, accounting, finance, operations, legal, human resources, transaction coordination, and permitting. Centralizing these important functions keeps our infrastructure costs under tight control.

Our Markets

Our business strategy is focused on the acquisition of land for development purposes and the design, construction, and sale of residential lots, single-family homes, townhomes, condominiums, and apartments in Washington, California, Florida, and Texas.

Our Products

We offer a diverse portfolio of finished lots, single-family and multi-family communities, including townhomes, condominiums, and apartments. Being product-agnostic provides us great flexibility to maintain appropriate consumer product and price level diversification for the specific markets we serve. We focus on underserved consumer groups for each of our locations while attempting to diversify so that our land portfolio is not overly concentrated in any one area. Building at multiple price points enables us to adjust to changing consumer and market demands quickly. Buyer profiles are developed for each market and our communities are designed with the specific needs of those buyers in mind.

Land Acquisition and Development Process

We execute an integrated business model to monetize land during three distinct stages of the development cycle. As a result, risks may be mitigated by providing multiple exit points for our real estate assets.

•Sale of Entitled Land – Property sold following the controlling jurisdiction’s approval of a permitted residential use or other use, as applicable.
•Sale of Developed Lots - Property sold after infrastructure completed including all roads, sidewalks, and utilities.
•Sale of Completed Building Product – Property sold following construction of a single-family home, townhome, condominium, or apartment.

We also provide services as fee build revenues to construct the required infrastructure so that houses can be developed on the lots.

Our acquisition process generally includes the following steps to reduce development and market cycle risk:

•review of the status of entitlements and other governmental processing, including title reviews;
•complete due diligence on the land parcel prior to committing to the acquisition;
•prepare detailed budgets for all cost categories;
•complete environmental reviews and third-party market studies; and

•evaluate economic feasibility within the context of the above strategies.
Before purchasing large land tracts, we engage outside engineers and consultants to help review the proposed acquisition and assist with community and home design.

Home Building, Marketing, and Sales Process

Our philosophy is to provide a positive, memorable experience to homeowners by actively engaging them in the building process and by enhancing communication, knowledge, and satisfaction. Options are available to suit individual and family lifestyle needs. Home designs include features such as outdoor living spaces, one-story living, and first floor master bedroom suites to appeal to universal design needs. Our homes are engineered for energy-efficiency which is aimed at reducing impact on the environment and lowering energy costs to our homebuyers.

We sell our homes through independent real estate brokers. Sales representatives and independent brokers assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, tours of model homes, and the selection of options, if applicable. We, along with our design consultants, strive for superior design choices that coincide with the lifestyles of targeted homebuyers.

Our selling agents and brokers advertise directly to potential homebuyers through the internet and in newspapers and trade publications, as well as through marketing brochures and newsletters.

Construction may start when a customer has selected a lot, chosen a floor plan, and received preliminary mortgage approval. However, construction usually begins prior to that point in order to satisfy market demand for completed homes and to facilitate construction scheduling and/or cost savings. Home building revenues are recognized when home sales are finished and closed and title and possession are transferred to the buyer.

Our sales contracts typically require an earnest money deposit. Buyers are generally required to pay an additional deposit when they select options or upgrades for their homes. The amount of earnest money required varies between markets and communities, but typically averages 2.5% of the total purchase price of the home. Most of our sales contracts stipulate that when homebuyers cancel their contracts with us, following a stipulated period of time, we have the right to retain their earnest money and option deposits. Our sales contracts may also include contingencies that permit homebuyers to cancel and receive a partial refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified time period or if they cannot sell an existing home. The length of time between the signing of a sales contract for a home and delivery of the home to the buyer varies depending on customer preferences, permit approval, and construction cycles.

Customer Relations, Quality Control, and Warranty Programs

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to reduce building deficiencies. The quality and workmanship of the subcontractors we employ are monitored with regular inspections and evaluations, seeking to ensure that all standards are met.

We maintain quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, closing, and post-closing periods. These employees are also responsible for providing post-sale customer support. Our quality and service initiatives include providing customers with a comprehensive walk-through of their home prior to closing.

Warranty Programs

We provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing and warranties covering structural systems for six years from the time of closing in connection with our general liability insurance policy. We believe our warranty program meets or exceeds terms customarily offered in the home building industry. The subcontractors who perform most of the actual construction also provide us with customary warranties on their workmanship.

Materials

When constructing our projects, we use various materials and components. The typical build time for our single-family homes is six to ten months and our multi-family communities is 15 to 24 months, during which time materials are subject to price fluctuations. Such price fluctuations are caused by several factors, including seasonal variations in availability, international trade disputes and resulting tariffs, and increased demand for materials due to the improved market. The current state of the global supply chain has the potential to increase our cost on certain materials such as quartz slabs for countertops, finished hardware, lighting fixtures, appliances, and engineered hardwood used in residential flooring. While it has had a minimal effect on our sourcing of materials and supplier components thus far, the continuing global supply chain disruptions, and the ongoing COVID-19 pandemic could impact our sourcing needs in the future.

Our material suppliers are subcontractors that are licensed, bonded, and insured. Each subcontractor provides a bid for the work required and is awarded a contract based on price, reputation, and ability to meet our time frames.

Our material suppliers provide us with credit terms for materials used in the construction of our projects. Credit terms typically range from a 30 to 60-day payment cycle following their delivery or installation of a product or service.

COVID-19

On March 25, 2020, the Governor of Washington imposed a complete moratorium on construction of single-family low-risk construction in the State (the “Moratorium”). We had to cease construction operations on that date. The Moratorium was lifted on April 24, 2020, provided that safety measures were implemented, including the creation of a COVID-19 safety plan, exposure response procedure plan, and mandatory construction site safety meetings. We implemented the safety measures and re-started housing construction activities. The possibility remains that the Governor could impose new or additional requirements or restrict or completely halt construction again depending on the development of the COVID-19 infection rate.

We have not experienced any material sales contract cancellations due to the pandemic or otherwise. We have experienced minimal supply-chain issues with both cabinetry and appliances related to COVID-19. As of the date of this Annual Report, our projects are on-schedule and operations are not being materially impacted by the COVID-19 pandemic.

Seasonality

We experience seasonal variations in our quarterly operating results and capital requirements. We typically experience the highest new home order activity in the spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically takes six to ten months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs, and related cash outflows have historically been highest in the second and third quarters and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

While the leasing side of multi-family communities can experience some seasonality during the winter holiday months, the construction side typically doesn’t show seasonality patterns. The building process typically takes 15 to 24 months, depending on the size of the project, the site development scope, and other market factors.

Governmental Regulation and Environmental Matters

We are subject to numerous local, state, federal, and other statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subject to periodic delays, changes in use, less intensive development, or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives that could be implemented in the future. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal, and other statutes, ordinances, rules, and regulations concerning the environment. The particular environmental laws which apply to any given construction site vary according to the site’s location, its environmental conditions, and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in environmentally sensitive regions or areas. From time to time, the Environmental Protection Agency (the “EPA”) and similar federal or state agencies review homebuilders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions imposed on us may increase our costs. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and remediate hazardous or toxic substances or petroleum product releases and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. In addition, in those cases where an endangered species is involved, environmental rules and regulations can result in the elimination of development in identified environmentally sensitive areas. To date, we have never experienced a significant environmental issue.

Competition and Market Factors

We face competition in the homebuilding industry, which is characterized by relatively low barriers to entry. Homebuilders compete for, among other things, home buying customers, desirable land parcels, financing, raw materials, and skilled labor. Increased competition may prevent us from acquiring attractive land parcels on which to build homes, apartments, townhomes, condominiums, or deliver finished lots, or make such acquisitions more expensive, hinder our market share expansion, or lead to pricing pressures that may adversely impact our margins and revenues. Competitors may independently develop land and construct housing units that are superior or substantially similar to our products and because they are or may be significantly larger, have a longer operating history, and have greater resources or lower cost of capital than us, may be able to compete more effectively in one or more of the markets in which we operate or plan to operate. We also compete with other homebuilders that have longer standing relationships with subcontractors and suppliers in the markets in which we operate or plan to operate.

Human Capital

As of March 21, 2022, we had 80 full-time employees; 41 of our employees are covered by a collective bargaining agreement.

The safety and well-being of our employees are important to us. We take guidance from the State of Washington regarding COVID-19 protocols in the workplace. Some employees that are able to perform their job functions remotely are working remotely. However, this may change if there are any other developments in state or local laws and on a case-by-case basis.

Available Information
Our website address is www.harborcustomhomes.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other publicly filed documents, including all exhibits filed therewith, are available and may be accessed free of charge through the “Investor Relations” section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC at www.sec.gov. Also available through the “Investor Relations” section of our website are reports filed by our directors and executive officers on Forms 3, 4, and 5, and amendments to those reports. Our website and included or linked information on the website are not incorporated into this Annual Report.

ITEM 1A. RISK FACTORS

Our business, results of operations, and financial condition are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which in turn could affect the trading value of our securities. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. Additionally, some statements herein constitute forward-looking statements. Please refer to the section entitled "Cautionary Note Concerning Forward-Looking Statements.”

Business and Industry Risks:

The housing market may not continue to grow at the same rate, or may decline, and any decline in our markets or for the homebuilding industry generally may materially and adversely affect our business and financial condition.

We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate will continue to grow, particularly if interest rates for mortgage loans, land costs, and construction costs rise. Other factors that might impact growth in the homebuilding industry include uncertainty in domestic and international financial credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, including as a result of the COVID-19 pandemic, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, or Federal Reserve policy changes. Given these factors, we can provide no assurance that the present housing market will continue to be strong, whether overall or in our markets. If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, including as a result of the COVID-19 pandemic, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans or home prices rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed and the amount of revenues or profits we generate, and such effect may be material.

Regional factors affecting the homebuilding industry in our current markets could materially and adversely affect us.

Our business strategy is focused on the acquisition of suitable land and the design, construction, and sale of residential housing in Washington, California, Texas, and Florida. A prolonged economic downturn in the future in one or more of these areas, or a particular industry that is fundamental to one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. If adverse conditions in these markets develop in the future, it could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Furthermore, if buyer demand for new homes in these markets decreases, home prices could decline, which would have a material adverse effect on our business.

Our industry is cyclical and adverse changes in general and local economic conditions could reduce the demand for homes and, as a result, could have a material adverse effect on us.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in short-term and long-term interest rates; employment levels and job and personal income growth; housing demand from population growth, household formation and other demographic changes, among other factors; availability and pricing of mortgage financing for homebuyers; consumer confidence generally and the confidence of potential homebuyers in particular; consumer spending; financial system and credit market stability; private party and government mortgage loan programs (including changes in FHA, USDA, VA, Fannie Mae and Freddie Mac conforming mortgage loan limits, credit risk/mortgage loan insurance premiums and/or other fees, down payment requirements and underwriting standards), and federal and state regulation, oversight and legal action regarding lending, appraisal, foreclosure and short sale practices; federal and state personal income tax rates and provisions, including provisions for the deduction of mortgage loan interest payments, real estate taxes and other expenses; supply of and prices for available new or resale homes (including lender-owned homes); interest of financial institutions or other businesses in purchases; and real estate taxes. Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular submarkets in which we operate. Inclement weather, natural disasters (such as earthquakes, hurricanes, tornadoes, floods, prolonged periods of precipitation, droughts, and fires), other calamities and other environmental conditions can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business. If the homebuilding industry experiences a significant or sustained downturn, it would materially adversely affect our business and results of operations in future years. The potential difficulties described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to develop the land and build our homes. We may not be able to recover these increased costs by raising prices because of market conditions. The potential difficulties described above could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether.

Tightening of mortgage lending standards and mortgage financing requirements, untimely or incomplete mortgage loan originations for our homebuyers and rising mortgage interest rates could adversely affect the availability of mortgage loans for potential purchasers of our homes and thereby materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations.

Almost all of our customers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in the past 18 months, which has made the homes we sell more affordable. However, we cannot predict whether mortgage interest rates will continue to fall, remain low or rise. If mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts and income to debt ratio requirements are subject to change and could become more restrictive. The federal government has a significant role in supporting mortgage lending through its conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), both of which purchase or insure mortgage loans and mortgage loan-backed securities, and its insurance of mortgage loans through or in connection with the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”). FHA and USDA backing of mortgage loans has been particularly important to the mortgage finance industry and to our business. If either the FHA or USDA raised their down payment requirements or lowered maximum loan amounts, our business could be materially affected. Increased lending volume and losses insured by the FHA have resulted in a reduction of the FHA insurance fund. The USDA rural development program provides for zero down payment and 100% financing for homebuyers in qualifying areas. If the USDA program was discontinued or if funding was decreased, then our business could be adversely affected. In addition, if the USDA changed its determination of areas that are eligible to qualify for the program, it could have an adverse effect on our business. In addition, changes in governmental regulation with respect to mortgage lenders could adversely affect demand for housing. The availability and affordability of mortgage loans, including mortgage interest rates for such loans, could also be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. Because Fannie Mae-, Freddie Mac-, FHA-, USDA- and VA-backed mortgage loans have been an important factor in marketing and selling many of our homes, any limitations, or restrictions in the availability of, or higher consumer costs for, such government-backed financing could adversely affect our business, prospects, liquidity, financial condition, and results of operations. The elimination or curtailment of state bonds to assist homebuyers could materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations. In addition, certain current regulations impose, and future regulations may strengthen or impose new, standards and requirements relating to the origination, securitization, and servicing of residential consumer mortgage loans, which could further restrict the availability and affordability of mortgage loans and the demand for such loans by financial intermediaries and, as a result, adversely affect our home sales, financial condition, and results of operations. Further, if, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to certain regulations, laws or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, or increase the costs to borrowers to obtain such loans, the number of homes we close and our business, prospects, liquidity, financial condition and results of operations may be materially adversely affected. First-time homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers. These homebuyers are a key source of demand for our new homes. A limited availability of suitable mortgage financing may adversely affect the volume and sales price of our home sales.

Fluctuations in real estate values may require us to write-down the book value of our real estate assets.

The homebuilding and land development industries are subject to significant variability and fluctuations in real estate values. As a result, we may be required to write-down the book value of our real estate assets in accordance with GAAP, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

We may be required to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations, and our stock price, which could cause you to lose some or all of your investment.

Factors outside of our business and outside of our control may arise. As a result of these factors, we may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Further, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a reduction in value.

Because real estate is illiquid, we may not be able to sell properties when in our best interest.

Sometimes, real estate may not be sold quickly. The capitalization rates at which properties may be sold could be higher than historic rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our inventory promptly in response to changes in economic or other conditions. All of these factors reduce our ability to respond to changes in the performance of our inventory and could adversely affect our business, financial condition, and results of operations.

Inflation could adversely affect our business and financial results.

Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes, relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. Inflation may also accompany higher interest rates, which could adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

Reduced numbers of home sales extend the time it takes us to recover land purchase and property development costs, negatively impacting profitability and our results of operations.

We incur many costs even before we begin to build homes in a community. Depending on the stage of development a land parcel is in when we acquire it, these may include costs of preparing land, financing, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows, or if we delay the opening of new home communities, we may incur additional pre-construction costs and it may take longer for us to recover our costs, which could adversely affect our profitability and results of operations.

Difficulties with appraisal valuations in relation to the proposed sales price of our homes could force us to reduce the price of our homes for sale.

Each of our home sales may require an appraisal of the home value before closing. These appraisals are professional judgments of the market value of the property and are based on a variety of market factors. If our internal valuations of the market and pricing do not line up with the appraisal valuations and appraisals are not at or near the agreed upon sales price, we may be forced to reduce the sales price of the home to complete the sale. These appraisal issues could have a material adverse effect on our business and results of operations.

Changes to population growth rates in certain of the markets in which we operate or plan to operate could affect the demand for homes in these regions.

Slower rates of population growth or population declines in our markets in Washington, California, Texas, Florida, or other key markets in the United States that we may decide to enter in the future, especially as compared to the high population growth rates in prior years, could affect the demand for housing, cause home prices in these markets to fall and adversely affect our plans for growth, business, financial condition, and operating results. Furthermore, while we have recently observed an increase in our business as a result of people moving to the suburbs during the COVID-19 pandemic, we cannot assure you that this trend will continue or not reverse.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage.

Building sites are inherently dangerous and operating in the homebuilding and land development industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements or litigation, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation and our relationships with relevant regulatory agencies, governmental authorities, and local communities, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Development of properties entails a lengthy, uncertain, and costly entitlement process.

Approval to develop real property sometimes requires political support and generally entails an extensive entitlement process involving multiple and overlapping regulatory jurisdictions and often requires discretionary action by local governments. Real estate projects must generally comply with local land development regulations and may need to comply with state and federal regulations. We incur substantial costs to comply with legal and regulatory requirements. An increase in legal and regulatory requirements may cause us to incur substantial additional costs, or in some cases cause us to determine that the property is not feasible for development. In addition, our competitors and residents may challenge our efforts to obtain entitlements and permits for the development of properties. The process to comply with these regulations is usually lengthy and costly, may not result in the approvals we seek and can be expected to materially affect our development activities.

We cannot make any assurances that our growth or expansion strategies will be successful or not expose us to additional risks.

We have expanded our business through selected investments in new geographic markets and by diversifying our products in certain markets. Investments in land, finished lots and home inventories can expose us to risks of economic loss and inventory impairments if housing conditions weaken or we are unsuccessful in implementing our growth strategies. We may develop communities in which we build homes, sell acreage home sites as a part of the development, and sell homes. We can give no assurance that we will be able to successfully identify, acquire, or implement these new strategies in the future. Accordingly, any such expansion could expose us to significant risks, beyond those associated with operating our existing business, including understanding and complying with the laws and regulations of new jurisdictions, diversion of our management’s attention from ongoing business concerns, and incurrence of unanticipated liabilities and expenses and may materially adversely affect our business, prospects, liquidity, financial condition, and results of operations.

The homebuilding industry is highly competitive and, if our competitors are more successful or offer better value to customers, it may materially and adversely affect our business and financial condition.

We operate in a very competitive environment that is characterized by competition from a number of other homebuilders and land developers in each geographical market in which we operate. There are relatively low barriers to entry into the homebuilding business. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, homebuyers, desirable land parcels, financing, raw materials and skilled management and labor resources. If we are unable to compete effectively in our markets, our business could decline disproportionately to the businesses of our competitors and our financial condition could be materially and adversely affected. Increased competition could hurt our business by preventing us from acquiring attractive land parcels on which to build homes or making acquisitions more expensive, hindering our market share expansion and causing us to increase selling incentives and reduce prices. Additionally, an oversupply of homes available for sale or a discounting of home prices could materially and adversely affect pricing for homes in the markets in which we operate. We also compete with the resale, or “previously owned,” home market, the size of which may change significantly as a result of changes in the rate of home foreclosures, which is affected by changes in economic conditions both nationally and locally. We may be at a competitive disadvantage with regard to certain large national and regional homebuilding competitors whose operations are more geographically diversified, as these competitors may be better able to withstand any future regional downturn in the housing market. We compete directly with a number of large national and regional homebuilders that may have longer operating histories and greater financial and operational resources than we do, including a lower cost of capital. Many of these competitors also have longstanding relationships with subcontractors, local governments, and suppliers in the markets in which we operate or in which we may operate in the future. This may give our competitors an advantage in securing materials and labor at lower prices, marketing their products and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business.

Our geographic concentration could materially and adversely affect us if the homebuilding industry in our current markets should experience a decline.

Our current business involves the design, construction, and sale of homes in growing markets in Washington, California, Florida, and Texas. Because our operations are concentrated in these areas, a prolonged economic downturn affecting one or more of these areas, or affecting any sector of employment on which the residents of such area are dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Accordingly, our sales, results of operations, financial condition and business would be negatively impacted by a decline in the economy, the job sector, or the homebuilding industry in the regions in which our operations are concentrated. In addition, our ability to acquire land parcels for new homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, and other market conditions. If the supply of land parcels appropriate for development of homes is limited in our markets, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build, and sell could decline.

Any joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of our joint venture partners and disputes between us and our joint venture partners.

We may co-invest in the future with third parties through partnership, joint ventures, or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a land acquisition and/or a development. In this event, we would not be in a position to exercise sole decision-making authority regarding the acquisition and/or development, and our investment may be illiquid due to our lack of control. Investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third-party not involved, including the possibility that our joint venture partners might become bankrupt, fail to fund their share of required capital contributions, make poor business decisions, or block or delay necessary decisions. Our joint venture partners may have economic or other business interests or goals which are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor our joint venture partners would have full control over the land acquisition or development. Disputes between us and our joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. In addition, we may in certain circumstances be liable for the actions of our joint venture partners.

Natural disasters, severe weather and adverse geological conditions may increase costs, cause project delays, and reduce consumer demand for housing, all of which could materially and adversely affect us.

Our homebuilding and development operations are located in many areas that are subject to natural disasters, severe weather or adverse geological conditions. These include, but are not limited to, hurricanes, tornadoes, droughts, floods, brushfires, wildfires, prolonged periods of precipitation, landslides, soil subsidence, earthquakes, and other natural disasters. The occurrence of any of these events could damage our land parcels and projects, cause delays in completion of our projects, reduce consumer demand for housing, and cause shortages and price increases in labor or raw materials, any of which could affect our sales and profitability. In addition to directly damaging our land or projects, many of these natural events could damage roads and highways providing access to our assets or affect the desirability of our land or projects, thereby adversely affecting our ability to market homes or sell land in those areas and possibly increasing the costs of homebuilding completion. Furthermore, the occurrence of natural disasters, severe weather and other adverse geological conditions has increased in recent years due to climate change and may continue to increase in the future. Climate change may have the effect of making the risks described above occur more frequently and more severely, which could amplify the adverse impact on our business, prospects, liquidity, financial condition, and results of operations. There are some risks of loss for which we may be unable to purchase insurance coverage. For example, losses associated with hurricanes, landslides, prolonged periods of precipitation, earthquakes and other weather-related and geologic events may not be insurable and other losses, such as those arising from terrorism, may not be economically insurable. A sizeable uninsured loss could materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations.

If we are unable to develop or construct our properties successfully or within expected time-frames, our results of operations could be adversely affected.

It can take some time to generate revenue after we acquire land for developed lots and homes. Delays in the development and construction, including delays associated with subcontractors performing the development activities or entitlements, expose us to the risk of changes in market conditions for real estate. A decline in our ability to develop and market our real estate successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

New and existing laws and regulations or other governmental actions may increase our expenses, limit our operations where we can purchase and build or delay completion of our projects.

We are subject to numerous local, state, federal and other statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, accessibility, anti-discrimination, and other matters, which, among other things, impose restrictive zoning and density requirements, the result of which is to limit our operations within the boundaries of a particular area. We may encounter issues with entitlement, not identify all entitlement requirements during the pre-development review of a project site, or encounter zoning changes that impact our operations. Projects for which we have not received land use and development entitlements, or approvals may be subjected to periodic delays, changes in use, less intensive development, or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or zoning changes. Such moratoriums generally relate to insufficient water supplies, sewage facilities, delays in utility hook-ups, or inadequate road capacity within specific market areas or subdivisions. Local governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements, or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development. As a result of any of these statutes, ordinances, rules or regulations, the timing of our home sales could be delayed, the number of our home sales could decline and/or our costs could increase, which could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

We are subject to environmental, health and safety laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can operate and delay completion of our projects.

We are subject to a variety of local, state, federal and other laws, statutes, ordinances, rules, and regulations concerning the environment, hazardous materials, the discharge of pollutants and human health and safety. The particular environmental requirements that apply to any given site vary according to multiple factors, including the site’s location, its environmental conditions, the present and former uses of the site, the presence or absence of endangered plants or animals or sensitive habitats, and environmental conditions at adjoining or nearby properties. We may not identify all of these concerns during any pre-acquisition or pre-development review of project sites. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or in areas contaminated by others before we commence development. In some instances, regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project. From time to time, the EPA and similar federal, state, or local agencies review land developers’ and homebuilders’ compliance with environmental laws and may levy fines and penalties, among other sanctions, for failure to strictly comply with applicable environmental laws, including those applicable to control storm water discharges during construction, or impose additional requirements for future compliance as a result of past failures. Any such actions taken with respect to us may increase our costs and result in project delays. Further, we expect that increasingly stringent requirements will be imposed on land developers and homebuilders in the future. We cannot assure you that environmental, health and safety laws will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

Environmental laws and regulations relating to climate change and energy can have an adverse impact on our activities, operations, and profitability and on the availability and price of certain raw materials, such as lumber, steel, and concrete.

There is a growing concern from advocacy groups and the general public that the emissions of greenhouse gases and other human activities have caused, and will continue to cause, significant changes in weather patterns and temperatures and the frequency and severity of natural disasters. Government mandates, standards and regulations enacted in response to these projected climate change impacts and concerns could result in restrictions on land development in certain areas or increased energy, transportation, and raw material costs. On January 20, 2021, President Biden signed an instrument that will lead to the United States’ reentry into the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set greenhouse gas emission reduction goals, every five years. We anticipate that a variety of new legislation may be enacted or considered for enactment at the federal, state, and local levels relating to climate change and energy, including in response to the United States’ reentry into the Paris Agreement. This legislation could relate to, for example, matters such as greenhouse gas emissions control and building and other codes that impose energy efficiency standards or require energy saving construction materials. New building or other code requirements that impose stricter energy efficiency standards or requirements for building materials could significantly increase our cost to construct homes. As climate change concerns continue to grow, legislation, regulations, mandates, standards, and other requirements of this nature are expected to continue to be enacted and become costlier for us to comply with. Similarly, energy-related initiatives affect a wide variety of companies throughout the United States and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, these initiatives could have an adverse impact on our operations and profitability to the extent the manufacturers and suppliers of our materials are burdened with expensive cap and trade or similar energy-related regulations.

Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the continuing COVID-19 pandemic), or similar public threat, or fear of such an event, and the measures that federal, state, and local governments and other authorities implement to address it.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, along with any associated economic and social instability or distress, have a material adverse impact on our business, financial condition, results of operations, cash flows, strategies, or prospects. We experienced some disruptions to our business operations during the continuing COVID-19 pandemic, including a brief cessation of construction in March 2020 and some temporary closures of our office for a limited period of time. The ultimate impacts of COVID-19 and related mitigation efforts will depend on future developments, including, but not limited to, the duration and geographic spread of COVID-19; the impact of government actions designed to prevent the spread of COVID-19; the availability and timely distribution of effective treatments and vaccines; actions taken by customers, subcontractors, suppliers and other third parties; workforce availability; and the timing and extent to which normal economic and operating conditions resume. Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 decrease consumer confidence generally or with respect to purchasing a home; cause civil unrest; negatively impact mortgage availability or the federal government’s mortgage loan-related programs or policies; delay mortgage originations; tighten mortgage lending standards; or precipitate a prolonged economic downturn or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products; negatively impact general consumer interest in purchasing a home compared to choosing other housing alternatives; impair our ability to sell and build homes in a typical manner or at all, generate revenues and cash flows or access our Credit Agreement (as defined herein) or the capital or lending markets (or significantly increase the costs of doing so), as may be necessary to sustain our business; increase the costs or decrease the supply of building materials or the financial viability or availability of subcontractors, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts; and result in our recognizing charges in future periods, which may be material, for real estate impairments or land option contract abandonments, or both, related to our current real estate assets. The inherent uncertainty surrounding COVID-19, due in part to changing governmental directives, public health challenges and progress and market reactions thereto, also makes it more challenging for our management to estimate the future performance of our business and develop strategies to generate growth or achieve our objectives. Should the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, decreases in our net orders, homes closed, average sales prices per home closed, revenues and profitability, and such impacts could be material to our business, financial condition, results of operations, cash flows, strategies or prospects in future quarters. In addition, if the U.S. experiences another surge of COVID-19 cases and the public health effort related thereto intensifies to such an extent that we cannot operate in most or all of our markets, we could generate few or no orders and deliver few, if any, homes during the applicable period, which could be prolonged. Along with a potential increase in cancellations of home purchase contracts, if prolonged government restrictions on our business and our customers return in response to increases in COVID-19 cases, or if there is an extended economic recession, we could be unable to produce revenues and cash flows sufficient to conduct our business; meet the terms of our covenants and other requirements under the loan agreements, and/or mortgages and land contracts due to land sellers and other loans; or service our outstanding indebtedness. Such a circumstance could, among other things, exhaust our available liquidity and ability to access liquidity sources or trigger an acceleration to pay a significant portion or all of our then-outstanding debt obligations, which we may be unable to do.

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, acts of terrorism, political uncertainty or civil unrest may cause disruption to the U.S. economy, or the local economies of the markets in which we operate, cause shortages of building materials, increase costs associated with obtaining building materials, result in building code changes that could increase costs of construction, result in uninsured losses, affect job growth and consumer confidence, or cause economic changes that we cannot anticipate, all of which could reduce demand for our homes and adversely impact our business, prospects, liquidity, financial condition and results of operations.

The war in Ukraine may adversely affect our business, financial condition, and results of operation.

The war in Ukraine could have an impact on the overall stock market as well as impact the costs and availability of construction materials. Additionally, it may have an impact on the demand of homebuyers and other negative impacts that are unforeseen.

Increases in cancellations of agreements of sale could have an adverse effect on our business.

Our backlog reflects agreements of sale with our homebuyers for homes that have not yet been delivered. We typically receive a deposit from our homebuyers for each home, which is reflected in our backlog, and we generally have the right to retain the deposit if the homebuyer does not complete the purchase. In some situations, however, a homebuyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, an inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), an inability to sell the current home, or our inability to complete and deliver the new home within the specified time. If mortgage financing becomes less accessible, or if economic conditions deteriorate, homebuyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

Third-party lenders may not complete mortgage loan originations for our homebuyers in a timely manner or at all, which can lead to cancellations and a reduction in the backlog of orders, or significant delays in our closing homes sales and recognizing revenues from those homes.

Our buyers may obtain mortgage financing for their home purchases from any lender or other provider of their choice, including an unaffiliated lender. If, due to credit or consumer lending market conditions, regulatory requirements, or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our buyers, the number of homes that we deliver, and our consolidated financial statements may be materially and adversely affected. We can provide no assurance as to a lenders’ ability or willingness to complete, in a timely fashion or at all, the mortgage loan originations they start for our homebuyers. Such inability or unwillingness may result in mortgage loan funding issues that slow deliveries of our homes or cause cancellations, which in each case may have a material adverse effect on our consolidated financial statements. In addition, recent changes to mortgage loan disclosure requirements to consumers may potentially delay lenders’ completion of the mortgage loan funding process for borrowers. Specifically, the Consumer Financial Protection Bureau has adopted a rule governing the content and timing of mortgage loan disclosures to borrowers, commonly known as TILA-RESPA Integrated Disclosures (“TRID”). Lender compliance with TRID could result in delays in loan closings and the delivery of homes that materially and adversely affect our financial results and operations.

Our business and results of operations are dependent on the availability, skill, and performance of subcontractors.

We engage subcontractors to perform the construction of our homes and, in many cases, to select and obtain the raw materials used in constructing our homes. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Despite our quality control and jobsite safety efforts, we may discover from time to time that our subcontractors have engaged in improper construction or safety practices or have installed defective materials in our homes. When we discover these issues, we utilize our subcontractors to repair the homes in accordance with our new home warranty and as required by law. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers, and insurers, which could have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations. We may also suffer reputational damage from the actions of subcontractors, which are beyond our control.

We rely on third-party suppliers and long supply chains, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our ability to timely and efficiently access raw materials that meet our standards for quality could be adversely affected.

Our ability to identify and develop relationships with qualified suppliers who can satisfy our standards for quality and our need to access products and supplies in a timely and efficient manner is a significant challenge. We may be required to replace a supplier if their products do not meet our quality or safety standards. In addition, our suppliers could discontinue selling products at any time for reasons that may or may not be in our control or the suppliers’ control. Our operating results and inventory levels could suffer if we are unable to promptly replace a supplier who is unwilling or unable to satisfy our requirements with a supplier providing similar products. Our suppliers’ ability to deliver products may also be affected by financing constraints caused by credit market conditions, which could negatively impact our revenue and cost of products sold, at least until alternate sources of supply are arranged.

Labor and raw material shortages and price fluctuations could delay or increase the cost of home construction, which could materially and adversely affect us.

The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors and tradespeople and supplies of insulation, drywall, cement, steel, and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential structures or as a result of broader economic or geopolitical disruptions. It is uncertain whether these shortages will continue as is, improve or worsen. In addition, our activities in recently entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople, and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Furthermore, the cost of labor and raw materials may also increase during periods of shortage or high inflation. During the economic downturn in 2007 through 2011, a large number of qualified trade partners went out of business or otherwise exited the market into new fields. Price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, the federal government has, at various times, imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase, which we may not be able to recover by raising home prices or which could slow our absorption due to being constrained by market demand. Labor and raw material shortages and price increases for labor and raw materials could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

New trade policies could make sourcing raw materials from foreign countries more difficult and more costly.

The federal government has recently imposed new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of homes, including steel, aluminum, lumber, solar panels and washing machines, and has threatened to impose further tariffs, duties, or trade restrictions on imports. Foreign governments, including China, Russia, and the European Union, have responded by imposing or increasing tariffs, duties, or trade restrictions on U.S. goods, and are reportedly considering other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties or trade restrictions could cause disruptions or shortages in our supply chains, increase our construction costs or home-building costs generally or negatively impact the U.S., regional or local economies, and individually or in the aggregate, materially and adversely affect our financial results.

We may change our operational policies, investment guidelines, and our business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our board of directors will determine our operational policies, investment guidelines, and our business and growth strategies. Our board of directors may make changes to, or approve transactions that deviate from, those policies, guidelines, and strategies without a vote of, or notice to, our stockholders. This could result in us conducting operational matters, making investments, or pursuing different business or growth strategies than those contemplated in this Annual Report. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

We could be adversely affected by efforts to impose joint employer liability on us for labor law violations committed by our subcontractors.

Our homes are constructed by employees of subcontractors and other third parties. We do not have the ability to control what these parties pay their employees or the rules they impose on their employees. However, various governmental agencies have taken actions to hold parties like us responsible for violations of wage and hour laws and other labor laws by subcontractors. Governmental rulings that hold us responsible for labor practices by our subcontractors could create substantial exposures for us under our subcontractor relationships, which could have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations.

Our quarterly operating results fluctuate due to the seasonal nature of our business.

Our quarterly operating results generally fluctuate by season. We typically experience the highest new home order activity in the spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically takes six to ten months to construct a new home, we deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs, and related cash outflows have historically been highest in the second and third quarters and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

Risks associated with our land and lot inventories could adversely affect our business or financial results.

Risks inherent in controlling, purchasing, holding, and developing land for new home construction are substantial. The risks inherent in purchasing and developing land parcels increase as consumer demand for housing decreases and the holding period increases. As a result, we may buy and develop land parcels on which homes cannot be profitably built and sold. In certain circumstances, a grant of entitlements or development agreement with respect to a particular parcel of land may include restrictions on the transfer of such entitlements to a buyer of such land, which could negatively impact the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and can result in reduced margins or losses in a poorly performing community or market. Developing land and constructing homes takes a significant amount of time and requires a substantial cash investment. Land development is a key part of our operations, and we develop land in most of our markets. The time and investment required for development may adversely impact our business. We have substantial real estate inventories that regularly remain on our balance sheet for significant periods of time prior to their sale, during which time we are exposed to the risk of adverse market developments. Our business model is based on building homes before a sales contract is executed and a customer deposit is received. Interest and other expenses are capitalized until sold. In the event there is a downturn in home sales in our markets, our inventory of completed homes could increase, leading to additional financing costs and lower margins, which could have a material adverse effect on our financial results and operations. In the event of significant changes in economic or market conditions, we may have to sell homes at significantly lower margins or at a loss, if we are able to sell them at all. Additionally, deteriorating market conditions could cause us to record significant inventory impairment charges. The recording of a significant inventory impairment could negatively affect our reported earnings per share and negatively impact the market perception of our business.

The long-term sustainability and growth in our home closings depends in part upon our ability to acquire land parcels suitable for residential projects at reasonable prices.

The long-term sustainability of our operations as well as future growth depends in large part on the price at which we are able to obtain suitable land parcels for development or homebuilding operation. Our ability to acquire land parcels for various residential projects may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, regulations that limit housing density, the ability to obtain building permits, environmental requirements and other market conditions and regulatory requirements. If suitable lots or land at reasonable prices become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased substantially, which could adversely impact us. As competition for suitable land increases, the cost of undeveloped lots and the cost of developing owned land could also rise and the availability of suitable land at acceptable prices may decline, which could adversely impact us. The availability of suitable land assets could also affect the success of our land acquisition strategy, which may impact our ability to maintain or increase the number of our active communities, as well as to sustain and grow our revenues and margins, and achieve or maintain profitability. Additionally, developing undeveloped land is capital intensive and time consuming and we may develop land based upon forecasts and assumptions that prove to be inaccurate, resulting in projects that are not economically viable.

We are subject to warranty and liability claims arising in the ordinary course of business that can be significant.

As a homebuilder and developer, we are subject to construction defect, product liability and home and other warranty claims, including moisture intrusion and related claims, arising in the ordinary course of business. These claims are common to the homebuilding industry and can be costly. There can be no assurance that any developments we undertake will be free from defects once completed and any defects attributable to us may lead to significant contractual or other liabilities. We rely on subcontractors to perform the construction of our homes and, in some cases, to select and obtain building materials. Although we provide subcontractors with detailed specifications and perform quality control procedures, subcontractors may, in some cases, use improper construction processes or defective materials. Defective products used in the construction of our homes can result in the need to perform extensive repairs. The cost of performing such repairs, or litigation arising out of such issues, may be significant if we are unable to recover the costs from subcontractors, suppliers and/or insurers. Warranty and construction defect matters can also result in negative publicity, including on social media outlets, which could damage our reputation and negatively affect our ability to sell homes. We maintain, and require our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance and generally seek to require our subcontractors to indemnify us for liabilities arising from their work. While these insurance policies, subject to deductibles and other coverage limits, and indemnities protect us against a portion of our risk of loss from claims related to our land development and homebuilding activities, we cannot provide assurance that these insurance policies and indemnities will be adequate to address all our home and other warranty, product liability and construction defect claims in the future, or that any potential inadequacies will not have an adverse effect on our business, financial condition or results of operations. Further, the coverage offered by, and the availability of, general liability insurance for completed operations and construction defects are currently limited and costly. We cannot provide assurance that coverage will not be further restricted, increasing our risks and financial exposure to claims, and/or become costlier.

We may be unable to obtain suitable bonding for the development of our communities.

We provide performance bonds and letters of credit in the ordinary course of business to governmental authorities and others to ensure the completion of our projects or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities. We may also be required to provide performance bonds or letters of credit to secure our performance under various escrow agreements, financial guarantees, and other arrangements. If we are unable to obtain performance bonds or letters of credit when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly, we may be significantly delayed in developing our communities or may incur significant additional expenses and, as a result, our financial condition and results of operations could be materially and adversely affected.

Financial and Liquidity Risks:

Difficulty in obtaining sufficient capital could result in an inability to acquire land or increased costs and delays in the completion of development projects, increase home construction costs or delay home construction entirely.

The homebuilding and land development industry is capital-intensive and requires significant up-front expenditures to acquire land parcels and begin development. In addition, if housing markets are not favorable or permitting or development takes longer than anticipated, we may be required to hold our investments in land for extended periods of time. If internally generated funds are not sufficient, we may seek additional capital in the form of equity or debt financing from a variety of potential sources, including additional bank financings and/or securities offerings. The availability of borrowed funds, especially for land acquisition and construction financing, may be constrained regionally or nationally, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. Since the global recession in 2008, credit and capital markets have, from time to time, experienced unusual volatility. If we are required to seek additional financing to fund our operations, continued volatility in these markets may restrict our flexibility to access such financing. Furthermore, any downgrade of our credit ratings or other negative rating actions by credit agencies may make it more difficult and costly for us to access capital. If we are not successful in obtaining sufficient funding for our planned capital and other expenditures or if we do not properly allocate our funding, we may be unable to acquire additional land for development and/or to construct new housing. Additionally, if we cannot obtain additional financing to fund the purchase of land under our purchase contracts, we may incur contractual penalties, fees, and increased expenses from the write-off of due diligence and pre-acquisition costs. Any difficulty in obtaining sufficient capital for planned development expenditures could also cause project delays and any such delay could result in cost increases. Any one or more of the foregoing events could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

Access to financing sources may not be available on favorable terms, or at all, especially in light of current market conditions, which could adversely affect our ability to maximize our returns.

Our access to additional third-party sources of financing will depend, in part, on:
•general market conditions;
•the market’s perception of our growth potential;
•with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
•our current debt levels;
•our current and expected future earnings;
•our cash flow; and
•the market price per share of our common stock.

The global credit and equity markets and the overall economy can be extremely volatile, which could have a number of adverse effects on our operations and capital requirements. For the past decade, the domestic financial markets have experienced a high degree of volatility, uncertainty and, during certain periods, tightening of liquidity in both the high yield debt and equity capital markets, resulting in certain periods where new capital has been both more difficult and more expensive to access. If we are unable to access the credit markets, we could be required to defer or eliminate important business strategies and growth opportunities in the future. In addition, if there is volatility and weakness in the capital and credit markets, potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may increase collateral requirements or may charge us prohibitively high fees in order to obtain financing. Consequently, our ability to access the credit market in order to attract financing on reasonable terms may be adversely affected. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure additional financing on reasonable terms, if at all. Depending on market conditions at the relevant time, we may have to rely more heavily on additional equity financings or on less efficient forms of debt financing that require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities and other purposes. We may not have access to such equity or debt capital on favorable terms at the desired times, or at all.

Our sources of liquidity are limited and may not be sufficient to meet our needs.

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses and/or to fund our other liquidity needs. Depending on the levels of our land purchases, we could generate positive or negative cash flow in future years. If the current improved market conditions in the homebuilding industry do not continue over the next several years, our cash flows could be insufficient to fund our obligations and support land purchases, and if we cannot buy additional land, we would ultimately be unable to generate future revenues from the sale of houses. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Our indebtedness could adversely affect our business, prospects, financial condition, or results of operations and prevent us from fulfilling our obligations under loan agreements.

We have a significant amount of indebtedness (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources). If we incur additional indebtedness, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have important consequences, including: making it more difficult for us to satisfy our obligations with respect to our indebtedness, including our loan agreements-limiting our ability to obtain additional financing to fund future working capital, capital expenditures, debt service requirements, execution of our business strategy or finance other general corporate requirements-requiring us to make non-strategic divestitures, particularly when the availability of financing in the capital markets is limited, which may adversely impact sales prices-requiring a substantial portion of our cash flow to be allocated to debt service payments instead of other business purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, dividends and other general corporate purposes-increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given that certain indebtedness bears interest at variable rates-limiting our ability to capitalize on business opportunities, reinvest in and develop properties and to react to competitive pressures and adverse changes in government regulations-placing us at a disadvantage compared to other, less leveraged competitors-limiting our ability, or increasing the costs, to refinance indebtedness-resulting in an event of default if we fail to satisfy our obligations under our indebtedness, which default could result in all or part of our indebtedness becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt.

A breach of the covenants under any of the agreements governing our indebtedness could result in an event of default.

A default under any of the agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under any secured indebtedness, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure that we would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow or continue our existing operations.

Our stock price is volatile and could decline.

The securities markets in general and our common stock in particular have experienced significant price and volume volatility. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions, but also to a change in sentiment in the market regarding our industry, operations, or business prospects. The price and volume volatility of our common stock may be affected by:
•operating results that vary from the expectations of securities analysts and investors;
•factors influencing home purchases, such as higher interest rates and availability of home mortgage loans, credit criteria applicable to prospective borrowers, ability to sell existing residences and homebuyer sentiment in general;
•the operating and securities price performance of companies that investors consider comparable to us;
•announcements of strategic developments, acquisitions and other material events by us or our competitors; and
•changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.
Our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration is impacted by the price of our common stock. A low stock price may adversely impact our ability to reduce our financial leverage, as measured by the ratio of total debt to total capital. Continued high levels of leverage or significant increases may adversely affect our credit ratings and make it more difficult for us to access additional capital. These factors may limit our ability to implement our operating and growth plans.

We may not realize the value of our tax assets.

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize certain tax assets due to a previous change in control, or if we were to experience a future change in control. If such an event were to occur, the cash flow benefits we might otherwise have received could be decreased.

Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.

While tax laws generally permit significant expenses associated with homeownership, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual’s federal and, in many cases, state taxable income, the ability to deduct mortgage interest expense and real estate taxes for federal income tax purposes is limited. The federal government or a state government may change its income tax laws by eliminating, limiting, or substantially reducing these income tax benefits without offsetting provisions, which may increase the after-tax cost of owning a new home for many of our potential homebuyers. Any such future changes may have an adverse effect on the homebuilding industry in general. For example, the loss or reduction of homeowner tax deductions could decrease the demand for new homes. Any such future changes could also have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations.

Federal income tax credits available to builders of certain energy efficient new homes may not be extended by future legislation.

On December 21, 2020, the U.S. Congress passed the Taxpayer Certainty and Disaster Tax Relief Act of 2020, which former President Trump signed into law on December 27, 2020. This Act extended the availability of Code Section 45L credit for energy efficient new homes (“federal energy efficient homes tax credits”), which provides a tax credit of $2,000 per qualifying home to eligible homebuilders and made such tax credits available for homes delivered through December 31, 2021. It is uncertain whether an extension or similar tax credit will be adopted in the future.

We may suffer uninsured losses or material losses in excess of insurance limits.

We could suffer physical damage to property and liabilities resulting in losses that may not be fully recoverable by insurance. Insurance against certain types of risks, such as terrorism, earthquakes, floods, or personal injury claims, may be unavailable, available in amounts that are less than the full market value or replacement cost of investment or underlying assets or subject to a large deductible or self-insurance retention amount. In addition, there can be no assurance that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles or self-insurance retention, we could sustain financial loss or lose capital invested in the affected property, as well as anticipated future income from that property. Furthermore, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles. We may also be liable for any debt or other financial obligations related to the affected property.

Changes in accounting rules, assumptions and/or judgments could materially and adversely affect us.

Accounting rules and interpretations for certain aspects of our financial reporting are highly complex and involve significant assumptions and judgment. These complexities could lead to a delay in the preparation and dissemination of our financial statements. Furthermore, changes in accounting rules and interpretations or in our accounting assumptions and/or judgments, such as those related to asset impairments, could significantly impact our financial statements. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Any of these circumstances could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, investors could lose confidence in our financial results, which could materially and adversely affect us.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could materially and adversely affect us.

Organizational and Structural Risks:

Our performance may be negatively impacted by loss of key management personnel and other experienced employees.

Our success depends to a significant degree upon the contributions of certain key management personnel, including, but not limited to, Sterling Griffin, our Chief Executive Officer and Chairman of our board of directors. Although we have entered into an employment agreement with Mr. Griffin, there is no guarantee that he will remain employed by us. Our ability to retain our key management personnel or to attract suitable replacements should any members of our management team leave is dependent on the competitive nature of the employment market. The loss of services from key management personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition, and results of operations. Further, such a loss could be negatively perceived in the capital markets. We have not obtained key man life insurance that would provide us with proceeds in the event of the death or disability of any of our key management personnel. Experienced employees in the homebuilding, land acquisition, development, and construction industries are fundamental to our ability to generate, obtain and manage opportunities. In particular, local knowledge and relationships are critical to our ability to source attractive land acquisition opportunities. Experienced employees working in the homebuilding, development and construction industries are highly sought after. Failure to attract and retain such personnel or to ensure that their experience and knowledge is not lost when they leave the business through retirement, redundancy, or otherwise, may adversely affect the standards of our service and may have an adverse impact on our business, prospects, liquidity, financial condition, and results of operations.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of SOX, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock and public warrants that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. As a result of our reliance on these exemptions or reduced disclosures, investors may not have access to certain information they deem important or may find our securities less attractive. This may result in a less active trading market for our securities and the price of our securities, including our common stock or public warrants may be more volatile.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock, preferred stock, and public warrants are listed on the Nasdaq stock exchange. There is no guarantee that these securities will remain listed on Nasdaq. There can be no assurance that these securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum number of holders of our securities. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that the Common Stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because the common stock, preferred stock, and public warrants are listed on Nasdaq, they will be covered securities. However, if we are no longer listed on Nasdaq, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

The exercise of our warrants and conversion of our preferred stock will result in dilution to our stockholders.

We issued warrants to purchase shares of common stock and issued preferred stock that include an option for the holder to convert the shares into common stock. (See Note 17. Stockholders' Equity.) The shares of common stock issued upon exercise of our warrants and conversion of our preferred stock will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of such shares in the public market could adversely affect the market price of our common stock or public warrants.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, applicable legal requirements, and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on investment and may not be able to sell shares at or above the price paid for them.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidation distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock will have a preference on liquidating distributions and dividend payments, which could limit our ability to make a dividend distribution to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. As a result, we cannot predict or estimate the amount, timing or nature of our future offerings, and purchasers of our common stock in this offering bear the risk of our future offerings reducing the market price of our common stock and diluting their ownership interest in our company.

General Risks:

We are subject to litigation, arbitration, or other claims, which could materially and adversely affect us.

We are subject to litigation, and we may in the future be subject to enforcement actions, such as claims relating to our operations, securities offerings and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We cannot be certain of the ultimate outcomes of any claims that may arise in the future, and legal proceedings may result in the award of substantial damages. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured or in excess of insured levels, could adversely impact our earnings and cash flows, thereby materially and adversely affecting us. Furthermore, plaintiffs may in certain of these legal proceedings seek class action status with potential class sizes that vary from case to case. Class action lawsuits can be costly to defend, and if we were to lose any certified class action suit, it could result in substantial liability for us. Certain litigation or the resolution thereof may affect the availability or cost of some of our insurance coverage, which could materially and adversely impact us, expose us to increased risks that would be uninsured, and materially and adversely impact our ability to attract directors and officers.

Information system failures, interruptions, cyber incidents, or breaches in security could adversely affect us.

We rely on accounting, financial, operational, management and other information systems, including the Internet and third-party hosted services, to conduct our operations, store sensitive data, process financial information and results of operations for internal reporting purposes and comply with financial reporting, legal and tax requirements. Our information systems, and those of our vendors and service providers, are subject to damage or interruption from power outages, computer and telecommunication failures, computer viruses, security breaches, including malware and phishing, cyberattacks, natural disasters, usage errors by employees and other related risks. Any cyber incident or attack or other disruption or failure in these information systems, or other systems or infrastructure upon which they rely, could adversely affect our ability to conduct our business and could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Furthermore, any failure or security breach of information systems or data could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, or a loss of confidence in our security measures, which could harm our business and could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Although we have implemented systems and processes intended to secure our information systems, there can be no assurance that our efforts to maintain the security and integrity of our information systems will be effective or that future attempted security breaches or disruptions would not be successful or damaging.

Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data security.

As part of our normal business activities, we collect and store certain information, including information specific to homebuyers, customers, employees, vendors, and suppliers. We may share some of this information with third parties who assist us with certain aspects of our business. Consumer personal privacy and data security have become significant issues and the subject of rapidly evolving regulation in the United States. Furthermore, federal, state, and local government bodies or agencies have in the past adopted, and may in the future adopt, more laws and regulations affecting data privacy. Laws and regulations governing data privacy and the unauthorized disclosure of confidential information including recently implemented may significantly impact our business activities and require substantial compliance costs, which could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Any failure, or perceived failure, by us to adequately address privacy and data security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations and policies could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. If we are not able to adjust to changing laws, regulations and standards relating to privacy or data security, our business may be materially harmed. As noted above, we are also subject to the possibility of cyber incidents or attacks, which themselves may result in a violation of these laws.

Failure to comply with laws and regulations may adversely affect us.

We are required to comply with laws and regulations governing many aspects of our business, such as land acquisition and development, home construction and sales, and employment practices. Despite our oversight, contractual protections, and other mitigation efforts, our employees or subcontractors could violate some of these laws or regulations, as a result of which we may incur fines, penalties, or other liabilities, which could be significant, and our reputation with governmental agencies, customers, vendors, or suppliers could be damaged.

Increasing attention to environmental, social, and governance matters may impact our business, financial results, or stock price.

In recent years, increasing attention has been given to corporate activities related to environmental, social, and governance (“ESG”) matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, universities, and other members of the investing community. These activities include increasing attention and demands for action related to climate change and promoting the use of energy saving building materials. A failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, could also cause reputational harm to our business and could have a material adverse effect on us.

Negative publicity could adversely affect our reputation as well as our business, financial results, and stock price.

Our reputation and brand are critical to our success. Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, newsletters, and other digital platforms. Our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations, or rules, may adversely affect our business, investments, and results of operations.

We are subject to laws, regulations and rules enacted by national, regional, and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws, regulations, or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease several suites of office space at 11505 Burnham Dr., Gig Harbor, Washington under multiple lease agreements for 26 to 60 month periods with the leases ending in February 2023 through May 2023. Additionally, we signed a lease for a new office space (1201 Pacific Avenue, Tacoma, Washington) under a lease initiated as of October 5, 2021 for a 126-month period from October 1, 2021 to March 31, 2032.

Furthermore, we lease land where one of our field offices is located to store our heavy equipment and quarry materials such as dirt and rocks for sale to customers (9000 W. Werner Road, Bremerton, Washington). This land was under a lease initiated as of January 28, 2019 for a 24-month period and has been renewed annually through March 8, 2023.

The following table summarizes certain key metrics of the residential properties we own or control as of March 21, 2022:

Project Name	Location	Unsold Units	Business Plan	Status
Bridge View Trails	Washington	138	Build + Sell Apartments	Owned
Broadmoor Commons	Washington	33	Build + Sell Condos	Controlled
East Campus Development	Washington	181	Develop + Sell Apartments	Controlled
Grandis Pond	Washington	997	Develop + Sell Lots	Controlled
Horizon at Semiahmoo	Washington	145	Develop + Sell Lots	Owned
Mill's Crossing	Washington	36	Build + Sell Condos	Owned
Mira	Washington	112	Sell Entitled Land	Owned
Olympic Sunset	Washington	228	Build + Sell Apartments	Owned
Pacific Ridge	Washington	80	Build + Sell Apartments	Owned
Soundview Estates	Washington	3	Build + Sell Homes	Owned
Tanglewilde	Washington	177	Build + Sell Apartments	Owned
Wyndstone	Washington	75	Build + Sell Apartments	Owned
Westry Village	Washington	66	Build + Sell Townhomes	Controlled
Darkhorse	California	63	Sell Lots	Owned
Sierra College	California	4	Sell Lots	Owned
Winding Lane	California	22	Sell Lots	Owned
Punta Gorda	Florida	189	Build + Sell Condos	Owned
Bunker Ranch	Texas	4	Build + Sell Homes	Owned
Cimarron Hills	Texas	5	Build + Sell Homes	Owned
Creek's Edge	Texas	2	Build + Sell Homes	Owned
Flintrock Falls	Texas	1	Build + Sell Homes	Owned
La Ventana	Texas	8	Build + Sell Homes	Owned
Siena Creek	Texas	35	Build + Sell Homes	Owned
Stone House	Texas	68	Develop + Sell Lots/ Build + Sell Homes	Owned
Summit Rock	Texas	78	Sell Lots/ Build + Sell Homes	Owned
The Trails of HSB	Texas	10	Sell Lots/ Build + Sell Homes	Owned

ITEM 3. LEGAL PROCEEDINGS

We are not party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, or results of operation. However, we may from time to time after the date of this Annual Report become subject to claims and litigation arising in the ordinary course of business. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which such claim or litigation is resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention, and may materially adversely affect our reputation, even if favorably resolved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “HCDI.”

Our preferred stock and warrants are traded on the Nasdaq Capital Market ("Nasdaq") under the symbols “HCDIP,” “HCDIW,” and “HCDIZ,” respectively.

Dividends

Common Stock. We have not declared a dividend on our common stock, and we do not anticipate the payment of dividends in the near future as we intend to reinvest profits to grow our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, and such other factors as our board of directors deems relevant in its sole discretion.

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears. During the year ended December 31, 2021, we paid dividends on our preferred stock of $2.1 million and accrued dividends of $0.7 million as of December 31, 2021, which were paid to the shareholders on January 11, 2022.

Number of Holders of Record

We have approximately six record holders of our common stock as of March 21, 2022 according to the records of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Our transfer agent is Mountain Share Transfer, Inc., 2030 Powers Ferry Rd. SE, Suite # 212, Atlanta, Georgia 30339. Their telephone number is (404) 474-3110.

Repurchase of Equity Securities

On November 3, 2021, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock beginning November 22, 2021. The amount of the repurchase program represented approximately 17% of the outstanding shares of our common stock valued at the closing price on November 3, 2021. During the year ended December 31, 2021, we repurchased 1,806,752 shares of common stock under this repurchase program at an average price of $2.77 per share for a total of approximately $5.0 million.

Use of Initial Public Offering Proceeds

On September 1, 2020, we sold 2,031,705 shares of our common stock in an initial public offering at a price of $6.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-237507), which was declared effective by the Securities and Exchange Commission (“SEC”) on August 28, 2020. The aggregate proceeds to us were approximately $10.8 million reflecting gross proceeds of $12.2 million, net of underwriting fees and other offering costs. During the period from the offering through December 31, 2020, we used the proceeds from the initial public offering as follows: approximately $3.3 million for land acquisition and development; approximately $3.4 million to purchase land from Olympic Views, LLC; approximately $0.79 million for Directors and Officers insurance; $1.1 million for debt reduction; and approximately $0.1 million to fund our operations. There was no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on August 31, 2020 pursuant to Rule 424(b)(4).

Use of Underwritten Public Offering Proceeds

On January 15 and 20, 2021, we closed on an offering (the “Follow-On Offering”) of 9,200,000 shares of common stock at the public offering price of $3.00 per share, which includes 1,200,000 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $27.6 million, prior to deducting underwriting discounts and estimated offering expenses. We used the net proceeds from the Follow-On Offering for land acquisition, construction, and development, and working capital. There was no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on January 13, 2021 pursuant to Rule 424(b)(4).

On June 11, 2021, we closed the public offering of 1,200,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock and 4,140,000 warrants to each purchase one share of common stock at an exercise price of $5.00, including 540,000 warrants as a result of a partial exercise of the over-allotment option granted to the underwriter. We received gross proceeds of $30.0 million from the offering, prior to deducting underwriting discounts and estimated offering expenses. We used the net proceeds from the offering for land acquisition, construction, and development; debt reduction; and working capital. There was no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on June 10, 2021 pursuant to Rule 424(b)(4).

On October 7, 2021, we closed the public offering of 2,400,000 shares of 8.0% Series A Cumulative Convertible Preferred Stock and 13,800,000 warrants to each purchase one share of common stock, including 1,800,000 warrants as a partial exercise of the over allotment option granted to the underwriter. We received gross proceeds of approximately $36.0 million from the offering, prior to deducting underwriting discounts and estimated offering expenses. We used the net proceeds from the offering for land acquisition, construction, and development, and working capital. There was no material change in the planned use of proceeds from our public offering as described in our final prospectus filed with the SEC on October 5, 2021 pursuant to Rule 424(b)(4).

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Harbor Custom Development, Inc. is a real estate development company involved in all aspects of the land development cycle including land acquisition, entitlements, development, construction of project infrastructure, single and multi-family vertical construction, marketing, sales, and management of various residential projects in Washington, California, Texas, and Florida. Please refer to “Item 1. Business” and “Item 2. Properties” for further information.

Results of Operations

The following table sets forth the summary statements of operations for the years ended December 31, 2021 and 2020. For information on the year ended December 31, 2019, refer to Part II, Item 7 of our 2020 Annual Report on Form 10-K.

	2021	2020

Sales	$72,352,700	$50,397,000
Cost of sales	50,419,400	48,393,800
Gross profit	21,933,300	2,003,200
Operating expenses	11,151,600	5,493,900
Other expense, net of other income	158,000	154,600
Income tax expense	1,766,900	116,800
Net income (loss)	$8,856,800	$(3,762,100)

Sales
Our sales increased by 43.6% to $72.4 million for the year ended December 31, 2021 as compared to $50.4 million for the year ended December 31, 2020. Sales increased in 2021 due to an increase in sale of entitled land of $20.6 million, developed lot sales of $14.3 million, and fee build income of $6.8 million from Lennar, which were partially offset by a decrease in home sales of $19.6 million.

Gross Profit
Our overall gross profit margin was 30.3% for the year ended December 31, 2021 compared to 4.0% for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, the gross margin on land sales was 43.3% and 0%, respectively. Gross margin on developed lot sales for the years ended December 31, 2021 and 2020, was 40.8% and (5.7)%, respectively. Gross margin for homes closed was 14.1% and 5.7%, respectively. For the years ended December 31, 2021 and 2020, the gross margin for fee build was 11.9% and 0%, respectively.
Operating Expenses

Our operating expenses increased by 103.0% to $11.2 million for the year ended December 31, 2021, as compared to $5.5 million for the year ended December 31, 2020. The increase in total operating expenses is primarily attributable to the following:

1)Payroll and related benefits increased by $1.7 million due to increase in staff from the continued investment in our public company infrastructure and personnel to support our future growth plan;
2)Insurance costs increased by $1.1 million, primarily driven by the purchase of director’s and officer’s insurance;
3)Professional fees and investor relations costs increased by $0.5 million, and $0.4 million, respectively, primarily driven by establishing and maintaining public company infrastructure and oversight;
4)Additional depreciation expense of $0.5 million related to equipment additions;
5)Stock compensation costs increased by $0.4 million, primarily driven by stock options and restricted stock issued to directors, executives, and employees; and
6)Additional right of use expense of $0.3 million from leasing an office space in Tacoma, Washington for new headquarters.

Other Expense
Other expense increased by 2.2% to $0.2 million for the year ended December 31, 2021 as compared to $0.2 million for the year ended December 31, 2020. For the year ended December 31, 2021, $0.01 million of our PPP loan was forgiven as compared to $0.6 million for the year ended December 31, 2020. We incurred $0.2 million of interest expense related to our fixed assets financing arrangements as compared to $0.4 million for the year ended December 31, 2020. In addition, we recorded $0.04 million of loss on sales of equipment for the year ended December 31, 2021 as compared to $0.3 million for the year ended December 31, 2020. For the year ended December 31, 2021, other income increased mainly due to timber sales of $0.1 million as compared to $0.004 million for the year ended December 31, 2020.

Net Income (Loss)

Our net income (loss) increased by 335.4% to $8.9 million for the year ended December 31, 2021 as compared to a loss of $3.8 million for the year ended December 31, 2020. The increase in net income was primarily attributable to an increase in revenue and improved gross margins in 2021 as explained above.

Liquidity and Capital Resources

Overview

Our principal uses of capital were operating expenses, land purchases, land development, home construction, the payment of routine liabilities, and common stock repurchases. We used funds generated by operations, capital raises, and available borrowings to meet our short-term working capital requirements. We remain focused on generating increasingly positive margins in land acquisitions and development operations and home construction operations in order to maintain a strong balance sheet and keep us poised for growth.

We employ both debt and equity as part of our ongoing financing strategy to provide us with the financial flexibility to access capital on the best terms available. In that regard, we employ prudent leverage levels to finance the acquisition and development of our lots and construction of our homes, townhomes, condominiums, and apartments. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse.

Our management considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets, and the ability of particular assets, and our Company as a whole, to generate cash flow to cover the expected debt service. Our governing documents do not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our shareholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property level debt and mortgage financing, and other public, private, or bank debt.

Secured Revolving Credit Facility - On March 7, 2022, we entered into a senior secured revolving credit facility with BankUnited for $25.0 million. The unpaid principal bears interest at a fluctuating rate of interest per annum equal to the daily simple secured overnight financing rate (SOFR) plus the applicable margin of 4.75%.

Real Estate Assets

Our real estate assets have increased to $122.1 million as of December 31, 2021 from $20.4 million as of December 31, 2020. This increase was due to an increase in the number of houses, condominiums, and apartments under construction, and the purchase of additional developed and undeveloped lots.

Liabilities

Liabilities increased to $70.0 million as of December 31, 2021 from $27.2 million as of December 31, 2020. This increase is primarily attributable to the following:

1.An increase in construction loans of $25.4 million due to purchases of real estate;
2.An increase in related party construction loans of $7.6 million due to purchases of real estate; and
3.An increase in accounts payable and accrued expenses of $8.0 million primarily due to the increase of real estate projects in process and income tax payable.

Cash & Restricted Cash Balance
As of December 31, 2021, our cash balance was $26.2 million compared to $2.4 million as of December 31, 2020.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $86.4 million as compared to net cash provided of $3.0 million for the year ended December 31, 2020. The decrease in operating cash flows is primarily due to the acquisition and development of real estate assets of $98.5 million in 2021 and partially offset by net income of $8.9 million and change in accounts payable and accrued expenses of $8.0 million in 2021.

Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $0.7 million as compared to net cash provided of $0.6 million for the year ended December 31, 2020. During the year ended December 31, 2021, $0.7 million was used for the acquisition of new property and equipment and there were proceeds from the sale of equipment of $0.1 million. During the year ended December 31, 2020, $0.4 million was used for the acquisition of new property and equipment and there were proceeds from the sale of equipment of $1.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $110.9 million as compared to net cash used of $1.6 million for the year ended December 31, 2020. During the year ended December 31, 2021, there was net proceeds from common stock issuances of $25.1 million, net proceeds from the preferred stock issuances of $66.6 million, net proceeds from construction loans of $29.3 million, and net proceeds from related party construction loans of $8.0 million. These net proceeds were primarily offset by cash outflows for financing fees from construction loans of $5.6 million, repurchase of common stock of $5.0 million, repayment of equipment loans of $1.9 million, financing fees from related party construction loans of $2.0 million, and preferred stock dividend payments of $2.1 million. Also, during the year ended December 31, 2020, there were net proceeds from a common stock offering of $10.8 million, which were primarily offset by cash outflows to net repayment on related party construction loans of $8 million, financing fees from related party construction loans of $1.4 million, repayment on equipment loans of $1.4 million, and financing fees from construction loans of $1.0 million.

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

Inflation

Our home building operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage rates which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we may be unable to offset cost increases with higher selling prices. Please refer to “Item 1A. Risk Factors” for further details on industry and economic risks.

Critical Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments, and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk, and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our consolidated financial statements.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include:

•a requirement to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in a public offering registration statement;
•an exemption to provide less than five years of selected financial data in a public offering registration statement;
•an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act (“SOX”) in the assessment of the emerging growth company’s internal control over financial reporting;
•an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and
•an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit partner rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer.

We have elected to adopt the reduced disclosure requirements available to emerging growth companies. As a result of this election, the information that we provide in this Annual Report may be different than the information you may receive from other public companies in which you hold equity interests.

We will cease to be an “emerging growth company” upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We borrow from lenders using financial instruments such as term loans, and notes payable. In many cases, the interest costs we incur under term loans and notes payables are calculated using a fixed rate. We do not have the obligation to prepay them prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt. We are not exposed to material market risks related to fluctuations in interest rates.

At December 31, 2021, we had outstanding fix-rate borrowings of approximately $55.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Harbor Custom Development Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Harbor Custom Development Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman P.A.

PCAOB Number 89

We have served as the Company’s auditor since 2019.
Somerset, New Jersey
March 24, 2022

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020

ASSETS
Cash	$25,629,200	$2,396,500
Restricted Cash	597,600	—
Accounts Receivable, net	1,113,500	78,200
Contract Assets, net	2,167,200	—
Notes Receivable	2,000,000	—
Prepaid Expense	2,778,100	1,658,000
Real Estate	122,136,100	20,370,300
Property, Plant and Equipment, net	9,199,700	8,176,000
Right of Use Assets	3,429,700	873,800
Deferred Tax Assets	649,000	—
Deferred Offering Costs	—	65,100
TOTAL ASSETS	$169,700,100	$33,617,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$10,662,800	$2,700,000
Dividends Payable	670,900	—
Deferred Revenue	44,800	896,300
Equipment Loans	5,268,500	5,595,500
Note Payable D&O Insurance	903,800	741,200
Note Payable PPP	—	19,300
Finance Leases	543,400	999,400
Construction Loans, net of Debt Discount of $4.4 million and $0.5 million respectively	34,957,100	9,590,100
Construction Loans - Related Parties, net of Debt Discount of $1.1 million and $0.7 million respectively	13,426,600	5,819,700
Right of Use Liabilities	3,484,400	841,700
TOTAL LIABILITIES	$69,962,300	$27,203,200

COMMITMENTS AND CONTINGENCIES - SEE NOTE 13

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par 10,000,000 shares authorized and 4,016,955 issued and outstanding at December 31, 2021 and 0 issued and outstanding at December 31, 2020	$66,507,500	$—
Common Stock, No Par 50,000,000 shares authorized and 13,155,342 issued and outstanding at December 31, 2021 and 5,636,548 issued and outstanding at December 31, 2020	32,122,700	11,956,900
Additional Paid In Capital	752,700	234,800
Retained Earnings (Accumulated Deficit)	1,646,500	(4,487,100)
Total Stockholders’ Equity	101,029,400	7,704,600
Non-Controlling Interest	(1,291,600)	(1,289,900)
TOTAL STOCKHOLDERS’ EQUITY	99,737,800	6,414,700

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,700,100	$33,617,900
See accompanying notes to the consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2021 and 2020

	2021	2020

Sales	$72,352,700	$50,397,000

Cost of Sales	50,419,400	48,393,800

Gross Profit	21,933,300	2,003,200

Operating Expenses	11,151,600	5,493,900

Operating Income (Loss)	10,781,700	(3,490,700)

Other Income (Expense)
Loss on Sale of Equipment	(35,900)	(267,700)
Forgiveness of Debt PPP Loan	10,000	562,300
Other Income	146,000	4,000
Other Expense	(28,800)	(70,300)
Interest Expense	(249,300)	(382,900)
Total Other Income (Expense)	(158,000)	(154,600)

Income (Loss) Before Income Tax	10,623,700	(3,645,300)

Income Tax Expense	1,766,900	116,800

Net Income (Loss)	8,856,800	(3,762,100)

Net Loss Attributable to Non-controlling interests	(1,700)	(229,300)
Preferred Dividends	(2,724,900)	—

Net Income (Loss) Attributable to Common Stockholders	$6,133,600	$(3,532,800)

Earnings (Loss) Per Share - Basic	$0.43	$(0.84)
Earnings (Loss) Per Share - Diluted	$0.24	$(0.84)

Weighted Average Common Shares Outstanding - Basic	14,336,789	4,214,418
Weighted Average Common Shares Outstanding - Diluted	36,915,491	4,214,418
See accompanying notes to the consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021 and 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$8,856,800	$(3,762,100)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,084,200	619,800
Amortization of right of use assets	387,900	258,900
Forgiveness on PPP loan	(10,000)	(562,300)
Loss on sale of equipment	35,900	267,700
Stock compensation	499,900	115,700
Net change in assets and liabilities:
Accounts receivable	(1,035,300)	(66,400)
Contract assets	(2,167,200)	—
Prepaid expenses	290,300	(314,900)
Real estate	(98,527,500)	6,755,900
Deferred revenue	(851,500)	823,100
Deferred income tax	(649,000)	171,600
Note receivable	(2,000,000)	—
Payments on right of use liability	(301,100)	(273,800)
Accounts payable and accrued expenses	7,962,800	(1,015,400)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(86,423,800)	3,017,800

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(745,600)	(408,000)
Proceeds on the sale of equipment	69,500	987,200
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(676,100)	579,200

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans	53,366,600	21,722,100
Payments on construction loans	(24,069,200)	(21,277,300)
Financing fees construction loans	(5,574,900)	(1,048,700)
Construction loans related parties	19,789,600	19,758,300
Payments on construction loans related parties	(11,793,800)	(28,203,400)
Financing fees related party construction loans	(1,982,900)	(1,421,200)
Payments on financing leases	(356,900)	(564,400)
Proceeds from note payable PPP loan	—	582,800
Payments on PPP loan	(9,300)	(1,200)
Due to related party	—	(8,100)
Repayments on note payable D&O insurance	(1,247,700)	(484,300)
Net proceeds from issuance of common stock	25,101,000	10,789,000
Net proceeds from issuance of preferred stock	66,572,300	—
Dividends	(2,054,000)	—
Repurchase of common stock	(5,000,000)	—
Repayment on equipment loans	(1,893,700)	(1,409,000)
Proceeds from exercise of stock options	18,000	—
Deferred offering cost	65,100	(65,100)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	110,930,200	(1,630,500)

NET INCREASE IN CASH AND RESTRICTED CASH	23,830,300	1,966,500

CASH AT BEGINNING OF PERIOD	2,396,500	430,000

CASH AND RESTRICTED CASH AT END OF PERIOD	$26,226,800	$2,396,500

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,190,200	$1,266,300

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Financing of assets additions	$1,566,800	$4,570,800
Dividends declared but not paid	$670,900	$—
Amortization of debt discount capitalized	$3,238,300	$2,299,500
Stock issued for conversion of related party interest and principal	$—	$497,000
Cancellation of finance leases	$99,100	$—
New right of use obligations	$2,943,800	$—
Financing of D&O insurance	$1,410,400	$1,225,500
Conversion of preferred to common stock	$64,800	$—
See accompanying notes to the consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Periods January 1, 2020 through December 31, 2021

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Shares Issued	No Par	Shares Issued	No Par

Balance, January 1, 2020	3,513,517	$670,900			$119,100	$(954,300)	$(164,300)	$(1,060,600)	$(1,224,900)

Net proceeds from issuance of common stock	2,031,705	10,789,000					10,789,000		10,789,000
Conversion of related party debt to common stock	82,826	497,000					497,000		497,000
Stock Compensation Expense	8,500				115,700		115,700		115,700
Net Loss						(3,532,800)	(3,532,800)	(229,300)	(3,762,100)

Balance, December 31, 2020	5,636,548	$11,956,900	—	$—	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

Net proceeds from issuance of common stock	9,200,000	25,101,000					25,101,000		25,101,000
Exercise of stock options	45,046				18,000		18,000		18,000
Stock Compensation Expense	60,500				499,900		499,900		499,900
Net proceeds from issuance of Preferred Stock			4,020,555	66,572,300			66,572,300		66,572,300
Preferred Stock Dividends						(2,724,900)	(2,724,900)		(2,724,900)
Repurchase of Stock	(1,806,752)	(5,000,000)					(5,000,000)		(5,000,000)
Conversion of Preferred stock	20,000	64,800	(3,600)	(64,800)
Net Income (Loss)						8,858,500	8,858,500	(1,700)	8,856,800

Balance, December 31, 2021	13,155,342	$32,122,700	4,016,955	$66,507,500	$752,700	$1,646,500	$101,029,400	$(1,291,600)	$99,737,800
See accompanying notes to the consolidated financial statements.
(Amounts rounded to the nearest $100)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company’s principal business activity involves acquiring raw land and developed lots for the purpose of building and selling single family and multi-family dwellings in Washington, California, Texas, and Florida. It utilizes its heavy equipment resources to develop an inventory of developed lots and provide development infrastructure construction, on a contract basis, for other home builders. Single family construction and infrastructure construction contracts vary but are typically less than one year.

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on The Nasdaq Stock Market LLC (“Nasdaq”) on August 28, 2020.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follows (all entities are formed as Washington LLC's):

Names	Dates of Formation	Attributable Interest
		December 31, 2021	December 31, 2020
Saylor View Estates, LLC	March 30, 2014	51%	51%
Harbor Materials, LLC*	July 5, 2018	N/A	100%
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	N/A
Tanglewilde, LLC	June 25, 2021	100%	N/A
HCDI FL CONDO LLC	August 3, 2021	100%	N/A
HCDI Mira, LLC	August 30, 2021	100%	N/A
HCDI Bridgeview LLC	October 28, 2021	100%	N/A
HCDI Wyndstone, LLC	September 15, 2021	100%	N/A
HCDI Semiahmoo, LLC	December 17, 2021	100%	N/A
*Harbor Materials, LLC was voluntarily dissolved with the State of Washington as of January 29, 2021.

As of December 31, 2021 and December 31, 2020, the aggregate non-controlling interest was $(1.3) million and $(1.3) million, respectively.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Harbor Custom Development, Inc and, its wholly owned subsidiaries, and are presented using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated in consolidation. References to the “ASC” hereafter refer to the Accounting Standards Codification established by the Financial Accounting Standards Board (“FASB”) as the source of authoritative U.S. GAAP.

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

Options and warrants are valued using a Black-Scholes option pricing model, with the exception of the preferred warrants which were valued using an 8% dividend rate. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation expense is reversed in the period related to the termination of service.

Stock-based compensation expenses are included in operating expenses in the consolidated statement of operations.

For the years ended December 31, 2021 and 2020 when computing fair value of share-based payments, the Company has considered the following variables:

	December 31, 2021	December 31, 2020
Risk-free interest rate	0.17%-0.84%	0.14%-1.46%
Exercise price	$2.76-$5.00	$2.22 - $6.50
Expected life of grants	2.50-6.50	2.86-6.00
Expected volatility of underlying stock	42.30%-56.00%	32.39%-51.94%
Dividends	0	0

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

Earnings (Loss) Per Share

Earnings (Loss) per share (“EPS”) is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to Section 260-10-45 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options, warrants, or RSUs.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator:
Net income (loss) attributable to common stockholders	$6,133,600	$(3,532,800)
Effect of dilutive securities:	2,724,900	—

Diluted net income (loss)	$8,858,500	$(3,532,800)

Denominator:
Weighted average common shares outstanding - basic	14,336,789	4,214,418
Dilutive securities (a):
Options	19,482	—
Warrants	144,456	—
Restricted Stock Awards	29,890	—
Convertible Preferred Stock	22,384,874	—

Weighted average common shares outstanding and assumed	36,915,491	4,214,418
conversion – diluted

Basic net income (loss) per common share	$0.43	$(0.84)

Diluted net income (loss) per common share	$0.24	$(0.84)

(a) - Anti-dilutive securities excluded:	18,901,282	241,609

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2021 and December 31, 2020.

Restricted Cash

On August 10, 2021, the Company entered a Letter of Credit (“LOC”) agreement with WaFd bank in the amount of $0.6 million. The Company signed a lease on October 5, 2021 for a new office space. The landlord of the property, University Street Properties I, LLC, is the beneficiary of the LOC. The amount of funds that cover this LOC were moved by the WaFd bank to a controlled account on August 13, 2021. (See Note 9. Letter of Credit).

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for doubtful accounts was $0 as of December 31, 2021 and December 31, 2020, respectively.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repair charges are expensed as incurred. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the estimated useful lives:

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

The Company capitalized interest from related party borrowings of $1.0 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively. The Company capitalized interest from third-party borrowings of $2.4 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively.

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

In addition to the annual assessment of potential triggering events in accordance with ASC 360, the Company applies a fair value-based impairment test to the net book value of assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

As of December 31, 2021 and December 31, 2020, the Company did not have any projects that qualified for an impairment charge.

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

1.The customer’s written approval of the scope of the change order;
2.Current contract language that indicates clear and enforceable entitlement relating to the change order;
3.Separate documentation for the change order costs that are identifiable and reasonable; and
4.The Company’s experience in negotiating change orders, especially as it relates to the specific type of contract and change order being evaluated.

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

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e., design, engineering, procurement of material, etc.) should not be recognized as the Company does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the caption “Contract Asset, net” which is further disclosed in Note 19. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract would be reflected as a current liability in the Company’s balance sheet.

A detailed breakdown of the five-step process for the revenue recognition of Home Revenue is as follows:

1. Identify the contract with a customer.

The Company signs an agreement with a homebuyer to purchase a lot with a completed house.

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

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The performance obligation is fulfilled, and revenue is recognized when the materials have been received or delivered by the Company.

Revenues from contracts with customers are summarized by category as follows for the years ended December 31:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Entitled Land	$20,625,000	$—
Developed Lots	26,825,500	12,538,000
Fee Build	6,802,900	—
Homes	17,654,600	37,276,400
Construction Materials	444,700	582,600
Total Revenue	$72,352,700	$50,397,000

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the years ended December 31, 2021 and 2020:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Performance obligations satisfied at a point in time	$65,549,800	$50,397,000
Performance obligations satisfied over time	6,802,900	—
Total Revenue	$72,352,700	$50,397,000

Cost of Sales

Land acquisition costs are allocated to each lot based on the size of the lot in relation to the size of the total project. Development costs and capitalized interest are allocated to lots sold based on the same criteria.

Costs relating to the handling of recycled construction materials and converting items into usable construction materials for resale are charged to cost of sales as incurred.

Advertising

Advertising expense for the years ended December 31, 2021 and 2020 was $0.1 million and $0.04 million, respectively.

Leases

The Company adopted ASC Topic 842, Leases, as amended, on January 1, 2019. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to not separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease.

The Company’s leases consist of leaseholds on office space, machinery, and equipment. The Company determines if an arrangement contains a lease at inception as defined by ASC 842. In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

Income Taxes
Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. Management applies the criteria established under FASB Accounting for Income taxes (Topic 740) (the Update) to determine if any valuation allowances are needed each year.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. There are no uncertain tax positions as of December 31, 2021 and December 31, 2020.

Recent Accounting Pronouncements

On December 18, 2019, the FASB released Accounting Standards Update No. 2019-12, Income taxes (Topic 740) (the Update). The Board issued this update as part of its initiative to reduce complexity in accounting standards. The company has adopted this standard; there were no material impacts to the balance sheet, income statement, statement of cash flows, or tax footnote.

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The ASU 2020-06 had an impact on the Company's preferred stock disclosures and EPS as well as eliminating the accounting for beneficial conversion features.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of December 31, 2021 and December 31, 2020, there were no impairment losses recognized for long-lived assets.

Offering Costs Associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.”

On January 15 and 20, 2021, the Company closed on a follow-on public offering and over-allotment option, respectively, of common stock. During 2020, the Company incurred approximately $0.1 million of capitalizable costs associated with the follow-on public offering, which were netted against the proceeds received in 2021. These costs were capitalized as of December 31, 2020 and are shown on the Balance Sheet as Deferred Offering Costs.

2. CONCENTRATION, RISKS, AND UNCERTAINTIES

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances generally exceed the federal insurance limits. Uninsured cash balances were $24.5 million and $2.1 million as of December 31, 2021 and December 31, 2020, respectively.

Revenue Concentrations

Homes

For the year ended December 31, 2021 and 2020, there were no concentrations in relation to the homes revenue segment.

Developed Lots

For the year ended December 31, 2021 and 2020, Lennar Northwest, Inc. (“Lennar”) represented 26% and 100% of the developed lots revenue, respectively. Additionally, Modern Homestead, LLC, Mainvue WA LLC, Century Communities of Washington, LLC, and Noffke Homes Horizon at Semiahmoo LLC represented 23%, 18%, 14%, and 14% of the developed lots revenue for the year ended December 31, 2021, respectively.

Entitled Land

For the year ended December 31, 2021 and 2020, Lennar represented 51% and 0% of entitled land revenue, respectively. Additionally, AG Essential Housing Multi State 1, LLC represented 45% of the entitled land revenue for the year ended December 31, 2021.

Fee Build

For the years ended December 31, 2021 and 2020, Lennar represented 100% and 0% of fee build revenue, respectively.

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

The COVID-19 Pandemic has had the following effect on the Company’s business:

1.Construction not related to safety, spoliation, or critical infrastructure was halted by Washington State Governor Inslee (the “Governor”) on March 23, 2020. Some operations could continue based on the aforementioned exceptions to the shutdown order, but the Company did experience a significant operational slowdown.
2.Soundview Estates (a large Harbor Custom Development, Inc. site) continued selective activities that yielded rock byproduct, considered an essential material, needed for critical infrastructure projects for an Amazon distribution center and a local hospital.
3.On April 24, 2020, the Governor approved the restart of most residential housing projects, deeming them essential, as long as they adhered to certain safety measures. Under this order, most existing permitted residential homes or projects were considered essential. The order allowed the Company to resume near full construction activities on all permitted lots.
4.On May 1, 2020, the Governor established a four-phase plan for Washington businesses to follow. All Harbor Custom Development, Inc. development sites were in Phase 3 of the plan where construction was able to continue, and new construction was allowed, as long as the Company created a safety plan adhering to certain safety practices, which the Company had done.
5.As of June 30, 2021, Washington State reopened the state under the Washington Ready plan. All industry sectors previously covered by the Roadmap to Recovery or the Safe Start Plan (which included all Harbor Custom Development, Inc. operational activities) returned to usual capacity and operations.

The Company has not experienced any material cancellations of sales contract. The Company has experienced some supply-chain issues with both cabinetry and appliances related to COVID-19. As of the date of this report, the Company’s projects are on-schedule and operations are not being materially impacted by the COVID-19 pandemic. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance of this report, the ultimate impact could not be determined.

3. NOTES RECEIVABLE
The total principal balance of the notes amounted to $2.0 million, which consists of notes from Broadmoor Commons LLC for $0.5 million and Modern Homestead LLC, for $1.5 million. These notes arose as financing by the Company for the sale of real estate properties or financing the development of the properties prior to purchasing. These notes are secured by the underlying improved real estate properties and accrue interest at annual rates of 8% and 9%, respectively, accruing interest beginning December 2021. All payments of principal and interest are due in full on December 1, 2024 and December 20, 2024, respectively. The outstanding balance of the notes amounted to $2.0 million and $0 at December 31, 2021 and 2020, respectively. The Company considers the note receivable plus accrued interest to be fully collectible and, therefore, has determined that an allowance is not necessary.

4. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2021	December 31, 2020

Machinery and Equipment	$10,577,600	$8,908,000
Vehicles	71,800	73,500
Furniture and Fixtures	420,300	136,300
Leasehold Improvements	81,200	7,000
Total Fixed Assets	11,150,900	9,124,800
Less Accumulated Depreciation	(1,951,200)	(948,800)
Fixed Assets, Net	$9,199,700	$8,176,000

Depreciation expense was $1.1 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively.

5. REAL ESTATE

Real Estate consisted of the following components:

	December 31, 2021	December 31, 2020

Land Held for Development	$73,524,400	$9,532,800
Construction in Progress	43,362,700	9,042,700
Held for Sale	5,249,000	1,794,800
	$122,136,100	$20,370,300

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2021	December 31, 2020

Trade Accounts Payable	$5,558,400	$2,358,800
Income Tax Payable	2,415,900	—
Accrued Compensation, Bonuses, and Benefits	1,071,700	108,900
Accrued Quarry Reclamation Costs	500,000	124,500
Retainage Payable	445,800	—
Other Accruals	671,000	107,800
	$10,662,800	$2,700,000

7. EQUIPMENT LOANS

Equipment loans consists of the following:

	December 31, 2021	December 31, 2020

Various notes payable to banks and financial institutions with interest rates varying from 0.00% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $11,600 through 2025:	$5,268,500	$5,595,500
Book value of collateralized equipment:	$7,229,000	$6,475,600

Future equipment loan maturities are as follows:

For the year ended December 31:

2022	$1,887,800
2023	1,738,300
2024	1,491,700
2025	150,700
2026	—
$5,268,500

8. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. All loans are generally on a one-year term but will be refinanced if the project is not completed within one year and will be due upon the completion of the project. Interest accrues on the loans and is included with the payoff of the loan. Interest ranges from 5% to 39%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances related to third party lenders as of December 31, 2021 and December 31, 2020, were $39.4 million and $10.1 million, respectively. The book value of collateralized real estate as of December 31, 2021 and December 31, 2020 was $122.1 million and $20.4 million, respectively.

9. LETTER OF CREDIT

The Company entered into a letter of credit agreement with WaFd bank of $0.6 million on August 10, 2021. The letter of credit expires February 1, 2032. The interest rate of the letter of credit is Prime plus 1%. The letter of credit has been established for the purpose of collateralizing the Company’s lease obligations with their new landlord, the landlord is the beneficiary of the letter of credit. As of December 31, 2021, the letter of credit amount was classified as restricted cash.

10. NOTE PAYABLE D&O INSURANCE

The Company purchased D&O insurance on August 28, 2021 for $1.5 million. A down payment of $0.1 million was made and the remaining balance of $1.4 million was financed over eleven months. The interest rate on the loan is 4.42%. The loan balance as of December 31, 2021 was $0.9 million.

The Company purchased D&O insurance on August 28, 2020 for $1.5 million. A down payment of $0.3 million was made and the remaining balance of $1.2 million was financed over ten months. The interest rate on the loan is 4.74%. The loan balance as of December 31, 2020 was $0.7 million.

11. NOTE PAYABLE PPP

On April 11, 2020, the Company entered into a term note with Timberland Bank, with a principal amount of $0.6 million pursuant to the Paycheck Protection Program (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was evidenced by a promissory note (“PPP Term Note”). The PPP Term Note incurred interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, 18 equal monthly payments of principal and interest were due with the final payment due in April 2022. The PPP Term Note could have been accelerated upon the occurrence of an event of default.

The PPP Term Note was unsecured and guaranteed by the United States Small Business Administration. The Company applied for forgiveness of the PPP Term Note, with the amount eligible for forgiveness equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the applicable period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act.

On February 1, 2021 and November 9, 2020, the SBA forgave $0.01 million and $0.6 million, respectively, on the PPP Loan.

As of December 31, 2021 and December 31, 2020, the balance of the PPP Loan was $0 and $0.02 million, respectively.

12. DEFINED CONTRIBUTION PLAN

Effective January 1, 2016, the Company established a 401(k) plan for qualifying employees; employee contributions are voluntary. Company contributions to the plan for the years ended December 31, 2021 and 2020 were $0.1 million and $0.1 million, respectively.

13. COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On June 15, 2020, the Company entered into a purchase and sale agreement to acquire property for the construction of 33 town homes located in East Bremerton, Washington for $2.0 million. Closing is expected to take place on or before June 30, 2022.

On September 17, 2020, the Company entered into a purchase and sale agreement for the acquisition of 9.6 acres of land in Port Orchard, Washington for $1.5 million. Closing occurred on January 14, 2022.

On December 2, 2021, the Company entered into a purchase and sale agreement for the acquisition of 438 acres in Blaine, Washington for $14.0 million. Closing is expected to take place on or before June 22, 2022.

On December 15, 2021, the Company entered into a purchase and sale agreement for the acquisition of 66 town home units located in Poulsbo, Washington for $2.9 million. Closing is expected to take place on or before April 14, 2022.

On December 22, 2021, the Company entered into a purchase and sale agreement to acquire property for the construction of 500 units located in Hudson, Florida for $7.4 million. The contract was cancelled on February 14, 2022 and the earnest money was returned to the Company.

14. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a former director and minority shareholder, is a partner. These loans were originated between April 2019 and June 2021; all of the loans have a one-year maturity with interest rates ranging between 7.99% and 12.00%. For the years ended December 31, 2021 and 2020, the Company incurred loan origination fees of $0.6 million and $0.4 million, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of December 31, 2021, and December 31, 2020, there were $0.2 million and $0.2 million of remaining debt discounts, respectively. During the years ended December 31, 2021 and 2020 the Company incurred prepaid interest of $1.4 million and $0.7 million, respectively. This interest is recorded as debt prepaid interest and amortized over the life of the loan. The interest is capitalized to real estate. As of December 31, 2021, and December 31, 2020 there were $0.9 million and $0.5 million of remaining prepaid interest reserves, respectively. As of December 31, 2021, and December 31, 2020 the outstanding loan balances were $14.5 million and $6.4 million, respectively.

The Company entered into a construction loan with Curb Funding, LLC of which Robb Kenyon a former director and minority shareholder, is 100% owner. The loan originated on August 13, 2020. The loan had a 1-year maturity with an interest rate of 12%. For the years ended December 31, 2021 and December 31, 2020, the Company incurred loan fees of $0 and $0.004 million, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of December 31, 2021, and December 31, 2020, there were $0 and $0.001 million of remaining debt discounts, respectively. As of December 31, 2021, and December 31, 2020, the outstanding loan balances were $0, and $0.1 million, respectively. The Company incurred interest expense of $0 and $0.003 million for the years ended December 31, 2021 and 2020, respectively.

Robb Kenyon resigned as a director of the Company on July 8, 2021, at which point the above loans ceased to be related party transactions.

On April 19, 2019, the Company entered into a construction loan with Olympic Views, LLC of which the Company’s Chief Executive Officer and President previously owned a 50% interest. He currently has no ownership interest in this LLC. The loan amount was $0.4 million with an interest rate of 12% and a maturity date of April 19, 2020. The loan was collateralized by a deed of trust on the land. The amounts outstanding were $0 and $0 as of December 31, 2021 and December 31, 2020, respectively. The interest expense was $0 and $0.02 million for the years ended December 31, 2021 and 2020 and was capitalized as part of Real Estate. In May 2020, the Company entered into an agreement with Olympic Views, LLC to convert this debt and accrued interest of $0.1 million to common stock at the Initial Public Offering price of $6.00. This conversion was effected on August 28, 2020 simultaneous with the Initial Public Offering. This transaction resulted in 82,826 shares of common stock being issued to Olympic Views, LLC.

Due to Related Party

The Company utilizes a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The quarry is located on land owned by SGRE, LLC which is 100% owned by the Company’s Chief Executive Officer and President. The materials produced by the quarry and sold by the Company to others are subject to a 25% commission payable to SGRE, LLC. On December 31, 2021 and December 31, 2020, the commission payable was $0.01 million and $0, respectively. The commission expense for the years ended December 31, 2021 and 2020, was $0.1 million and $0.1 million, respectively.

Richard Schmidtke, a Company director, provided accounting services in 2021 and 2020 to the Company. On December 31, 2021 and December 31, 2020, the fees payable to Mr. Schmidtke were $0 and $0.001 million, respectively. The accounting expense incurred by the Company for Mr. Schmidtke’s services for the years ended December 31, 2021 and 2020 was $0.001 million and $0.05 million, respectively.

Land Purchase from a Related Party

On September 2, 2020, the Company purchased 99 undeveloped lots for $3.4 million from Olympic Views, LLC. The Company’s Chief Executive Officer and President owned a 50% interest in this LLC at the date of purchase. He currently has no ownership interest in this LLC.

15. LEASES

The Company determines if an arrangement contains a lease at inception. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company’s leases consist of leaseholds on office space, machinery, and equipment. The Company utilized a portfolio approach in determining the discount rate. The portfolio approach takes into consideration the range of the term, the range of the lease payments, the category of the underlying asset and the Company’s estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company also considered its recent debt issuances as well as publicly available data for instruments with similar characteristics when calculating the incremental borrowing rates.

The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. These operating leases contain renewal options for periods ranging from three to five years that expire at various dates with no residual value guarantees. Future obligations relating to the exercise of renewal options are included in the measurement if, based on the judgment of management, the renewal option is reasonably certain to be exercised. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of the renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to the Company if the option is not exercised. Management reasonably plans to exercise all options, and as such, all renewal options are included in the measurement of the right-of-use assets and operating lease liabilities.

Leases with a term of 12 months or less are not recorded on the balance sheet, per the election of the practical expedient noted above. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.

The Company recognizes variable lease payments in the period in which the obligation for those payments is incurred. Variable lease payments that depend on an index or a rate are initially measured using the index or rate at the commencement date, otherwise variable lease payments are recognized in the period incurred.

The components of lease expense were as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Finance leases:
Depreciation of assets	$152,700	$88,000
Interest on lease liabilities	43,400	38,000
Operating lease expense	550,400	328,300
Total net lease cost	$746,500	$454,300

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Operating leases:
Operating lease ROU assets	$3,429,700	$873,800

Total ROU Liabilities	$3,484,400	$841,700

Finance leases:
Property and equipment, at cost	$1,365,500	$1,411,100
Less: Accumulated depreciation	293,100	140,400
Property and equipment, net	$1,072,400	$1,270,700

Total Finance lease liabilities	$543,400	$999,400

Supplemental cash flow and other information related to leases was as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(301,100)	$(273,800)
Financing cash flows from finance leases	(356,900)	(564,400)

Assets obtained in exchange for lease liabilities:
Operating leases	$2,943,800	$—
Finance leases	—	1,043,100

Weighted average remaining lease term (in years):
Operating leases	8.6	3.2
Finance leases	2.7	3.1

Weighted average discount rate:
Operating leases	4.7%	9.9%
Finance leases	4.8%	5.2%

The minimum lease payments under the terms of the leases are as follows for the years ended December 31:

	Operating Leases	Finance Leases	Total

2022	$611,700	$268,900	$880,600
2023	542,000	238,600	780,600
2024	433,300	74,900	508,200
2025	328,900	—	328,900
2026	338,800	—	338,800
Thereafter	1,952,600	—	1,952,600
Total lease payments	$4,207,300	$582,400	$4,789,700
Less amount of discount/interest	(722,900)	(39,000)	(761,900)
	$3,484,400	$543,400	$4,027,800

16. INCOME TAX

The components of net deferred tax assets and liabilities at December 31, 2021 and 2020 are set forth below:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Federal NOL Carryforward	$1,926,000	$1,794,200
UNICAP	598,400	193,000
Lease Liability	736,400	176,700
Stock Based compensation	54,900	9,200
Investments	7,000	57,100
Total assets	$3,322,700	$2,230,200

Deferred tax liabilities:
Property and equipment	$1,948,900	$1,705,400
Right of use assets	724,800	183,500
Total liabilities	$2,673,700	$1,888,900
Subtotal deferred tax assets	649,000	341,300
Valuation Allowance	—	(341,300)
Net deferred tax assets	$649,000	$—

In accordance with GAAP, management assesses whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized, and if a valuation allowance is warranted. On December 31, 2021, management determined that it was more-likely-than-not that the Company’s deferred tax assets would be realized. Accordingly, on December 31, 2021, no valuation allowance was recorded against the Company’s federal net deferred tax assets. At December 31, 2020, management determined that it was more-likely-than-not that a valuation amount should be applied against the Company’s net deferred tax assets. The change in valuation allowance in the current year was a decrease of $0.3 million.

The Company has approximately $9.2 million of federal net operating losses (“NOL”) at December 31, 2021. Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards following a change of control. Based on our analysis under Section 382, we are subjected to such restrictions for the year-ended December 31, 2021 and have not utilized the NOL carryforward in the current year; this will be updated pending finalization of the analysis and the filing of the 2021 tax return. These NOLs will not expire and will remain available for future periods, but are limited to 80% of taxable income, due to the Tax Cuts and Jobs Act, passed in 2017.

The components of income tax expense and the effective tax rates for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Current:
Federal	$2,394,500	$—
State	21,400	—
Total Current	2,415,900	—
Deferred:
Federal	(649,000)	(224,500)
State	—	—
Total Deferred	(649,000)	(224,500)
Valuation Allowance	—	341,300
Total Income Tax Expense	$1,766,900	$116,800

The expected tax rate differs from the U.S. Federal statutory rate as follows:

	2021	2020
US Federal statutory rate	21.0%	21.0%
Change in Federal Valuation Allowance	(3.1)%	(9.4)%
Tax Credits	(2.6)%	—%
Incentive Stock Options	0.5%	—%
Adjustment of Deferred Tax	0.2%	(16.3)%
State Taxes	0.2%	—%
Change in Tax Rate	0.1%	—%
PPP Loan forgiveness	—%	3.2%
Non-controlling Interest	—%	(1.3)%

Other	0.1%	(0.4)%
Effective Tax Rate	16.4%	(3.2)%

On December 31, 2021, the Company has not recorded any uncertain tax positions for any tax year and treats accrued interest and penalties on income tax liabilities as income tax expense.

The Company files an income tax return in the U.S. and is subject to examination by the IRS for the tax years 2018, 2019 and 2020.

17. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, at no par value per share. At December 31, 2021, the Company has 13,155,342 shares of common stock issued and outstanding.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

At December 31, 2021, the Company is authorized to issue 10,000,000 shares of preferred stock, at no par value per share. As of December 31, 2021, the Company has 4,016,955 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding. The holders of the Series A Preferred Shares are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears starting June 30, 2021 and are entitled to a liquidation preference equal to $25.00 per share plus all accrued and unpaid dividends. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the Board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each of these Series A Preferred Shares, together with accrued but unpaid dividends, is convertible into common stock at an initial conversion price of $4.50 per share of common stock, which initially equals 5.556 shares of common stock at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears. The Company has accrued dividends of $0.7 million as of December 31, 2021 which were paid to the shareholders on January 11, 2022.

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

Public Offering and Conversion of Debt

The registration statement for the Company’s initial public offering (the “Initial Public Offering”) became effective on August 28, 2020. On September 1, 2020, the Company closed on the Initial Public Offering of 2,031,705 shares of its common stock at the public offering price of $6.00 per share, which included 265,005 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $12.2 million. The net proceeds from the Initial Public Offering after deducting the underwriting discount and the underwriters’ fees and expenses were $10.8 million.

In addition, upon closing of the Initial Public Offering, the Company issued to the underwriters warrants to purchase an aggregate of 88,335 shares of common stock exercisable at a per share price of $7.50 for a term of four years beginning on August 28, 2020. The fair value of these warrants is $0.2 million.

Also, upon closing of the Initial Public Offering, the Company issued to Olympic Views, LLC (“Olympic”), 82,826 shares of its common stock as a result of the conversion of debt owed to Olympic in the amount of $0.4 million and accrued interest of $0.1 million at the public offering price of $6.00 per share.

2021 Common Stock Offering

On January 15 and 20, 2021, the Company closed on an offering (the “Follow-On Offering”) of 9,200,000 shares of common stock at the public offering price of $3.00 per share, which includes 1,200,000 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $27.6 million. The net proceeds after deducting stock issuance costs were $25.1 million.

In addition, upon closing of the Follow-On Offering, the Company issued to the underwriters, warrants to purchase an aggregate of 400,000 shares of common stock exercisable at a per share price of $3.75 for a term of five years beginning on January 12, 2021 which vest on July 12, 2021. The fair value of these warrants is $0.5 million.

Preferred Stock Offerings

On June 11, 2021, the Company closed an offering (the “Preferred Stock Offering”) for 1,200,000 Series A Preferred Shares and warrants to purchase 4,140,000 shares of common stock at an exercise price of $5.00 per share, which included 540,000 warrants pursuant to the underwriter’s partial exercise of their over-allotment option, for gross proceeds of $30.0 million. On June 30, 2021, the underwriters made another partial exercise of their over-allotment option and purchased an additional 60,555 Series A Preferred Shares for additional gross proceeds of $1.4 million. The net proceeds from the Preferred Stock Offering after deducting stock issuance costs was $28.7 million.

In addition, upon closing of the Preferred Stock Offering, the Company issued to the underwriters two warrants, including (i) warrants to purchase 12,000 Series A Preferred Shares; and (ii) warrants to purchase 36,000 shares of common stock at an exercise price of $5.00 per share.

The warrants issued to investors in the Preferred Stock Offering have an exercise price of $5.00 per share with a life of five years from the date of issue. The fair value of the warrants was $3.7 million, which was valued using the Black Scholes Model.

On October 7, 2021, the Company closed an offering (the “Follow-On Preferred Stock Offering”) for 2,400,000 Series A Preferred Shares and warrants to purchase 13,800,000 shares of common stock at an exercise price of $2.97 per share, which included 1,800,000 warrants pursuant to the underwriter’s partial exercise of their over-allotment option, for gross proceeds of $36.0 million. On October 7, 2021, the underwriters made another partial exercise of their over-allotment option and purchased an additional 360,000 Series A Preferred Shares for additional gross proceeds of $5.4 million. The net proceeds from the Follow-On Preferred Stock Offering after deducting stock issuance costs was $37.9 million.

The warrants issued to investors in the Follow-On Preferred Stock Offering have an exercise price of $2.97 per share with a life of five years from the date of issue. The fair value of the warrants was $6.0 million, which was valued using the Black Scholes Model.

Repurchase of Equity Securities

On November 3, 2021, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock beginning November 22, 2021. The amount of the repurchase program represented approximately 17% of the outstanding shares of the Company's common stock valued at the closing price on November 3, 2021. During the year ended December 31, 2021, the Company repurchased 1,806,752 shares of common stock under this repurchase program at an average price of $2.77 per share for a total of approximately $5.0 million.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2019	264,426	$0.41
Exercisable – December 31, 2019	117,218	$0.42
Granted	213,784	$4.79
Exercised	—	$—
Forfeited/Cancelled	(36,038)	$0.40
Outstanding – December 31, 2020	442,172	$2.53
Exercisable – December 31, 2020	219,085	$1.31
Granted	240,000	$3.23
Exercised	(45,046)	$0.40
Forfeited/Cancelled	(173,875)	$3.27
Outstanding – December 31, 2021	463,251	$2.82
Exercisable – December 31, 2021	343,724	$2.77

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $6.50	463,251	6.23	$2.82	343,724	$2.77

During the year ended December 31, 2021, the Company issued 240,000 options to employees. The options have an exercise price between $2.76 and $3.41 per share, a term of 10 years, and vest over two or three years. The options have an aggregated fair value of approximately $0.3 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the year ended December 31, 2021, the Company had 45,046 options exercised by a former employee. These shares were exercised at $0.40 per share for a total of $0.02 million.

The Company recognized share-based compensation net of forfeitures related to options of $0.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

On December 31, 2021, unrecognized share-based compensation was $0.1 million.

The intrinsic value for outstanding and exercisable options as of December 31, 2021 was $0.4 million and $0.3 million and as of December 31, 2020 was $1.0 million and $0.7 million, respectively.

(B) Warrants

The following is a summary of the Company’s Common Stock Warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2019	22,524	$0.40
Exercisable – December 31, 2019	22,524	$0.40
Granted	88,335	$7.5
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2020	110,859	$6.06
Exercisable – December 31, 2020	22,524	$0.40
Granted	18,376,000	$3.45
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2021	18,486,859	$3.46
Exercisable – December 31, 2021	18,486,859	$3.46

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $7.50	18,486,859	4.68	$3.46	18,486,859	$3.46

During the year ended December 31, 2021, the Company issued 18,376,000 warrants in connection with the preferred stock offerings. The warrants have an exercise price between $2.97 and $5.00 per share, a term of 5 years, and vest over 0 to 6 months. The fair value of these warrants is $9.9 million as of December 31, 2021. The value was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

The intrinsic value for outstanding and exercisable warrants as of December 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.

The following is a summary of the Company’s Preferred Stock Warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2019	—	$—
Exercisable – December 31, 2019	—	$—
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2020	—	$—
Exercisable – December 31, 2020	—	$—
Granted	12,000	$24.97
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2021	12,000	$24.97
Exercisable – December 31, 2021	12,000	$24.97

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$24.97	12,000	4.44	$24.97	12,000	$24.97

During the year ended December 31, 2021, the Company issued 12,000 preferred warrants in connection with preferred stock offering. The preferred warrants have an exercise price of $24.97, a term of 5 years, and vest over approximately 6 months. The fair value of these warrants is $0.1 million as of December 31, 2021. The value was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

The intrinsic value for outstanding and exercisable preferred warrants as of December 31, 2021 and 2020 was $0.

(C) Restricted Stock Plan

The following is a summary of the Company’s restricted stock activity:

	Restricted Stock	Weighted Average Exercise Price
Non Vested Balance - December 31, 2019	—	$—
Granted	34,000	$4.53
Vested	8,500	$4.53
Forfeited/Cancelled	—	$—
Non Vested Balance - December 31, 2020	25,500	$4.53
Granted	180,000	$2.58
Vested	60,500	$3.71
Forfeited/Cancelled	—	$—
Non Vested Balance - December 31, 2021	145,000	$2.45

The Company periodically grants restricted stock awards to the Board of Directors and certain employees pursuant to the 2020 Plan. These typically are awarded by the Compensation Committee at one time and from time to time, to vest in four equal installments quarterly, unless otherwise determined by the Compensation Committee. The Company recognized $0.2 million and $0.04 million of share-based compensation during the years ended December 31, 2021 and 2020, respectively. On December 31, 2021, there was $0.5 million of unrecognized compensation related to non-vested restricted stock.

18. SEGMENTS

The Company’s business is organized into four material reportable segments which aggregate 99% of revenue:

1) Homes
2) Developed lots
3) Entitled land
4) Fee build

The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The following represents selected information for the Company’s reportable segments for the years ended December 31, 2021 and 2020. Immaterial construction materials revenues and costs are included in the homes segment.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue by segment
Homes	$17,654,600	$37,276,400
Developed lots	26,825,500	12,538,000
Entitled land	20,625,000	—
Fee Build	6,802,900	—
Other	444,700	582,600
	$72,352,700	$50,397,000

Cost of goods sold by segment
Homes	$15,168,500	$35,140,000
Developed lots	15,885,300	13,253,800
Entitled land	11,689,100	—
Fee Build	5,991,300	—
Other	1,685,200	—
	$50,419,400	$48,393,800

Gross profit (loss) by segment
Homes	$2,486,100	$2,136,400
Developed lots	10,940,200	(715,800)
Entitled land	8,935,900	—
Fee Build	811,600	—
Other	(1,240,500)	582,600
	$21,933,300	$2,003,200

19. UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$5,991,300	$—
Estimated earnings	811,600	—
Costs and estimated earnings on uncompleted contracts	6,802,900	—
Billings to date	4,635,700	—
Costs and estimated earnings in excess of billings on uncompleted contracts	2,167,200	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—
	$2,167,200	$—

The contract asset of $2.2 million consists of estimated earnings of $0.8 million and costs in excess of billings of $1.4 million. The uncollected billings as of December 31, 2021 were $1.0 million.

20. SUBSEQUENT EVENTS

On January 12, 2022, the board of directors of the Company declared a monthly cash dividend on the Company’s 8.0% Series A Cumulative Convertible Preferred Stock of $0.167 per share. The cash dividend was paid on February 20, 2022 to stockholders of record on January 30, 2022.

On January 26, 2022, the board of directors of the Company declared a monthly cash dividend on the Company’s 8.0% Series A Cumulative Convertible Preferred Stock of $0.167 per share. The cash dividend was paid on March 20, 2022 to stockholders of record on February 28, 2022.

On January 26, 2022, the Company entered into a preliminary commitment with Marquee Funding Group for a $15.7 million construction loan for a 75 unit Wyndstone apartment complex located in Yelm, Washington. The Company closed on this commitment on March 21, 2022.

On February 14, 2022, the Company entered into a preliminary commitment with Washington Federal Bank for a $29.7 million construction loan for a 177 unit Tanglewilde apartment complex located in Lacey, Washington.

On February 25, 2022, the Company entered into a purchase and sale agreement to sell land in Blaine, Washington for $4.5 million. Closing is expected to take place on or before March 30, 2022.

On March 3, 2022, the Company entered into a purchase and sale agreement to purchase land in Tacoma, Washington for $6.7 million. Closing is expected to take place on or before August 15, 2022.

On March 7, 2022, the Company entered into a senior secured revolving credit facility with BankUnited for $25.0 million. The unpaid principal bears interest at a fluctuating rate of interest per annum equal to the daily simple secured overnight financing rate (SOFR) plus the applicable margin of 4.75%.

On March 14, 2022, the board of directors of the Company declared a monthly cash dividend on the Company’s 8.0% Series A Cumulative Convertible Preferred Stock of $0.167 per share. The cash dividend is payable on April 20, 2022 to stockholders of record on March 31, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No events occurred requiring disclosure under Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to an exemption established by rules of the SEC for emerging growth companies as defined in the JOBS Act.
ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our board of directors consists of seven directors. We currently have five independent directors. Our directors will serve for one-year terms and until their successors are duly elected and qualified. There is no cumulative voting in the election of directors. Consequently, at each annual meeting, the successors to each of our seven directors will be elected by a plurality of the votes cast at that meeting.

Set forth below are the names, ages and positions of our directors and executive officers.

Name	Age	Position with the Company
Sterling Griffin	60	Chief Executive Officer, President, and Chairman of our Board of Directors
Jeffrey B. Habersetzer	32	Chief Operating Officer, General Counsel, and Corporate Secretary
Lance Brown	40	Chief Financial Officer
Richard Schmidtke	60	Director
Larry Swets	47	Independent Director
Dennis Wong	52	Independent Director
Wally Walker	67	Independent Director
Karen Bryant	54	Independent Director
Chris Corr	60	Independent Director

Biographical Information

The following is a summary of certain biographical information concerning our current directors and our executive officers.

Sterling Griffin. Our founder, Sterling Griffin, began his career at James S. Griffin Co. in January 1985 as a principal and Vice President of Marketing, where he focused on the syndication of apartment properties, raw land, and retirement home facilities in the Puget Sound region of Washington State. Beginning in June 1989, Mr. Griffin co-founded several businesses over a 12-year period, while actively self-employed as a real estate broker, investor, and developer. In January 2012, he became the Chief Operating Officer for Hudson Homes LLC, a Washington-based residential builder and developer focused on construction of upscale homes in Pierce and Kitsap Counties, where he was responsible for land acquisition, construction, marketing, and sales. In 2014, Mr. Griffin founded our Company. Mr. Griffin is a lifelong Washington resident who graduated from Colorado College with a Bachelor of Arts degree in History in 1984.

Jeff Habersetzer. Jeff Habersetzer is our Chief Operating Officer while serving as our General Counsel and Corporate Secretary. Mr. Habersetzer has vast legal experience forming and managing corporations, constructing a multitude of business contracts, participating in litigation and disputes, and representing lenders in real estate closings and debt agreements, among other legal experiences. Mr. Habersetzer has served as General Counsel since 2019, playing an integral role in four successful capital raises for our company, as well as quarterly and annual SEC reports, amongst other SEC filings. Prior to joining our company, Mr. Habersetzer owned a legal practice specializing in business contracts, real estate, and corporate governance and served as a financial underwriter in the acquisitions department of a student-housing real estate owner/operator. Born and raised in the greater Tacoma, WA area, Mr. Habersetzer maintains a strong commitment to volunteer work, as evidenced by his service on the King County Bar Association Public Policy Committee, his time as a volunteer attorney at the Seattle Neighborhood Legal Clinic, and as a Board Member and Secretary at the Northwest Children’s Foundation. Mr. Habersetzer holds a Bachelor’s degree from the University of Washington, and both a law degree and a Master’s in Business Administration from Seattle University, graduating Cum Laude in both programs simultaneously.

Lance Brown. Mr. Brown serves as our Chief Financial Officer. Prior to joining our company, Mr. Brown was Vice President and Chief Accounting Officer at Select Interior Concepts (NASDAQ: SIC), where he was responsible for Finance, Accounting, SEC Reporting, and Tax. During his time at SIC, Mr. Brown developed the public company accounting and reporting infrastructure; was extensively involved in the diligence and integration for multiple completed acquisitions; assisted with the sale, divestiture, and de-integration of SIC’s largest business unit to a major competitor; and

provided significant support for the sale and going private transaction of SIC. Mr. Brown started his career in public accounting at PricewaterhouseCoopers. He holds a Bachelor of Business Administration degree from the University of Georgia and a Master of Accountancy from Auburn University. Mr. Brown is a Certified Public Accountant.

Richard Schmidtke, CPA. Richard Schmidtke has been a director on our board of directors since October 2018. Mr. Schmidtke is the founder of Schmidtke & Associates, PLLC, a full-service accounting company he founded in August 2008. Mr. Schmidtke has 30 years of public accounting experience. Mr. Schmidtke has played an essential role in the success of numerous businesses in a wide range of industries including tax planning, real estate, retail, and manufacturing. As a native of Tacoma, Washington, Mr. Schmidtke has established strong relationships in the community. His past and current involvement includes past President and current Trustee and Board Member of Tacoma Goodwill Foundation, Trustee of the Tacoma Art Museum, board member of the Tacoma Community Redevelopment Authority Board, and Tacoma Lawn and Tennis Club. Mr. Schmidtke graduated from the University of Washington with a Bachelor of Arts degree in Economics.

Larry Swets. Larry Swets has been a Director on our board of directors since February 2020. Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets also founded and is the President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries, in August 2018. Mr. Swets has served as the Chief Executive Officer of FG Financial Group, Inc. (Nasdaq: FGF) (formerly 1347 Property Insurance Holdings, Inc.), which operates as a diversified reinsurance, investment management and real estate holding company, since November 2020, after having served as Interim CEO from June 2020 to November 2020. Mr. Swets has also served as Senior Advisor to Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company since March 2021, and as Chief Executive Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors since February 2021. Mr. Swets is a member of the board of directors of FG Financial Group, Inc. (Nasdaq: FGF) since November 2013; GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry since June 2016; Ballantyne Strong, Inc. (NYSE American: BTN) since October 2021; Insurance Income Strategies Ltd. since October 2017; Alexian Brothers Foundation since March 2018; and Unbounded Media Corporation since June 2019.

Previously, Mr. Swets served as a Director and Chief Executive Officer of FG New America Acquisition Corp. (NYSE: FGNA), a special purpose acquisition company which merged with OppFi Inc. (NYSE: OPFI), a leading financial technology platform that powers banks to help everyday consumers gain access to credit, from July 2020 to July 2021. Mr. Swets served as Chief Executive Officer of GreenFirst Forest Products Inc. (TSXV: GFP) (formerly Itasca Capital Ltd.) from June 2016 to June 2021. Mr. Swets served as the Chief Executive Officer of Kingsway Financial Services Inc. (NYSE: KFS) from July 2010 to September 2018, including as its President from July 2010 to March 2017. He served as Chief Executive Officer and a director of 1347 Capital Corp., a special purpose acquisition company, from April 2014 to July 2016 when the company completed its initial business combination to form Limbach Holdings, Inc. (Nasdaq: LMB). Mr. Swets also previously served as a member of the board of directors of Limbach Holdings, Inc. (Nasdaq: LMB) from July 2016 to August 2021; Kingsway Financial Services Inc. (NYSE: KFS) from September 2013 to December 2018; Atlas Financial Holdings, Inc. (Nasdaq: AFH) from December 2010 to January 2018; FMG Acquisition Corp. (Nasdaq: FMGQ) from May 2007 to September 2008; United Insurance Holdings Corp. from 2008 to March 2012; and Risk Enterprise Management Ltd. from November 2007 to May 2012.

Prior to founding Itasca Financial LLC, Mr. Swets served as an insurance company executive and advisor, including the role of director of investments and fixed income portfolio manager for Lumbermens Mutual Casualty Company, formerly known as Kemper Insurance Companies. Mr. Swets began his career in insurance as an intern in the Kemper Scholar program in 1994. Mr. Swets earned a Master’s Degree in Finance from DePaul University in 1999 and a Bachelor’s Degree from Valparaiso University in 1997. He is a member of the Young Presidents’ Organization and holds the Chartered Financial Analyst (CFA) designation.

Dennis A. Wong. Dennis Wong has been an Independent Director on our board of directors and Chair of our Audit Committee since October 2020. Since 2005, Mr. Wong is the owner of and a consultant with Insurance Resolution Group, a consulting firm focused on providing strategic advisory services to the insurance and financial services sector. From 1997 to 2005, Mr. Wong worked in a variety of corporate roles with Kemper Insurance Companies, a leading national insurance provider, including as Chief Financial Officer of its international operations. From 1991 to 1997, Mr. Wong worked as a public accountant with KPMG LLP, where he specialized in accounting and operational advisory services for the insurance industry. Mr. Wong obtained a Bachelor of Arts degree in Economics with an Accountancy Cognate from the University of Illinois. Mr. Wong is a Certified Public Accountant and has previously served as an independent member of the Board of Directors for FG Financial Group, Inc. (Nasdaq: FGF) (formerly 1347 Property Insurance Holdings, Inc.) from August 2015 through December 2021.

Walter (“Wally”) Walker. Wally Walker has been an Independent Director on our board of directors since October 2020. Mr. Walker served as a Vice President in Goldman, Sachs & Co.’s Private Client Services group from 1987 through 1994. In April 1994, Mr. Walker formed Walker Capital, Inc., a San Francisco based money management firm. In September 1994, Mr. Walker became President and General Manager of the Seattle SuperSonics and the Seattle Storm, and in addition to being an owner, served as Chief Executive Officer and President of the teams until their sale in 2006. In his seven years as General Manager, the Sonics had the third best winning percentage (65.1%) in the NBA and won the Western Conference Championship in 1996. During his entire tenure as an executive, the Sonics had the fifth best winning percentage in the NBA and won four of the six division titles in Seattle Sonics’ 41 year history. The Seattle Storm won the WNBA Championship in 2004. In 1998, he was voted runner-up by his peers, for NBA Executive of the Year. In late 2007, he formed Hana Road Capital LLC, where he remains as its owner and Chief Investment Officer. Mr. Walker graduated from the University of Virginia in 1976 as an Academic All-American with a BA in psychology. He was the first ever Virginia player to win the Everett Case Award, for being MVP of the ACC tournament. His number 41 has been retired by the University of Virginia. In 2001 he was named as one of six recipients of the NCAA Silver Anniversary Scholar-Athlete Award. He received his Masters of Business Administration from Stanford University Graduate School of Business in 1987. He was conferred as a Chartered Financial Analyst in 1992. He served on the Board of Visitors, at the University of Virginia from 1997 – 2001. In addition to his investment and management experience, Mr. Walker was drafted in the first round (5th overall) by the Portland Trailblazers in 1976 and was a member of the Portland Trailblazers 1977 Championship team. After the 1977 season, Mr. Walker was traded to the Seattle SuperSonics, where he was a member of the SuperSonics 1979 Championship team. In 1982, Mr. Walker was traded to the Houston Rockets. He retired from professional basketball in 1985. He received the George W. Kirchner Award for contributions to Lancaster County sports in 1986. In 1993, he was inducted into the Pennsylvania State Sports Hall of Fame and was named the greatest player of the 20th Century from Lancaster County, Pa. He was a member of the USA’s gold winning World University Games team in 1973, played in Russia. Since 2005, Mr. Walker has been a member of the Advisory Council of Stone Arch Capital, a Minneapolis based private equity firm. Mr. Walker also serves as an independent trustee at Smead Capital Management, a Seattle based mutual fund. In 2018, he joined the Governing Council of the Miller Center of Public Affairs, at The University of Virginia.

Karen Bryant. Ms. Bryant has been an Independent Director on our board of directors since June 2021, Inc. For 25 years, Karen Bryant has run high-profile organizations, navigating complex internal and external dynamics while driving business growth and operational excellence. Ms. Bryant was at the helm of women’s professional basketball for 18 years – serving as General Manager of the Seattle Reign and then, ultimately, as President and CEO of the Seattle Storm from 2008 through 2014. Under her leadership, the Seattle Storm won two WNBA Championships, set multiple attendance and revenue records, and established itself as one of the WNBA’s premier franchises. In 2014, Ms. Bryant started and led a management consulting firm until one of her clients, Atavus Sports, appointed her CEO in 2016. With Atavus, Ms. Bryant led a three-year process of market research, competitive analysis, customer discovery, product development, and sales. In Fall 2019, Atavus was acquired by a private equity firm in a successful exit. After a successful 13-year run as CEO for two organizations, Ms. Bryant returned to her management consulting firm in March 2020. Ms. Bryant also serves as an Executive Coach to business leaders and entrepreneurs and is well-recognized for leading high-performing teams. Ms. Bryant’s recognition includes Seattle Sports Commission Executive of the Year, Sports Business Journal Gamechanger, Puget Sound Business Journal Woman of Influence, Greater Seattle Business Association Businessperson of the Year Finalist, and Girl Scouts of Western Washington Woman of Distinction. Ms. Bryant was a scholarship athlete at Seattle University and the University of Washington, where she graduated in 1991 with a Bachelor of Arts degree in Communication.

Chris Corr. Mr. Corr has been an Independent Director on our board of directors since September 2021. Mr. Corr is a shareholder and Executive Vice President of Kidder Mathews, the largest independent commercial real estate firm on the West Coast. Mr. Corr specializes in selling and leasing office and industrial properties in South King County, Washington. Since joining Kidder Mathews in 1986, Mr. Corr has managed over two million square feet of real estate as a property manager, assisted in the development and leasing of real estate throughout the region, and, over the past 30+ years, completed over several thousand commercial sale and lease transactions. In 2001, Mr. Corr won the Washington Chapter Society of Industrial and Office Realtors (SIOR) Broker of the Year award. He is frequently quoted in and writes for both the Puget Sound Business Journal and Daily Journal of Commerce. Mr. Corr has also spoken on real estate trends at the NAIOP Commercial Real Estate Development Association Forecast Breakfast. Mr. Corr graduated with honors from the University of Washington, earning his Bachelor of Science in building construction and Bachelor of Arts in business administration. He is a former member of the Seattle University Board of Regents and Kidder Mathews Board of Directors. In his spare time, Mr. Corr is a member of and served as membership chair for both the Seattle Tennis Club and Broadmoor Golf Club.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past five years, none of our officers, directors, promoters, or control persons has been a party to or executive officer of an entity that has filed any bankruptcy petitions. During the past five years, none of our officers, directors, promoters, or control persons have been convicted or been a named subject of any pending criminal proceedings. During the past five years, none of our officers, directors, promoters, or control persons has been held to have violated any state or Federal Securities laws or any Federal commodities law or otherwise have been subject to any order, judgment, or decree not subsequently reversed, suspended, or vacated permanently enjoining such officer, director promoters, or control persons from the activities enumerated in Regulation S-K Item 4.01(f)(3).

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers, directors, and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC. Based solely on our review of the SEC’s EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2021, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on a Timely Basis	Known Failures to File
Sterling Griffin, Chief Executive Officer and President	2	3	None
Jeffrey B. Habersetzer, Chief Operating Officer	2	3	None
Richard Schmidtke, Director	2	3	None
Larry Swets, Director	2	3	None
Dennis Wong, Director	2	3	None
Wally Walker, Director	2	3	None
Karen Bryant, Director	2	1	None
Chris Corr, Director	1	1	None
Lynda Meadows, former Chief Financial Officer*	2	1	None
Robb Kenyon, former Director **	1	2	None

*Lynda Meadows resigned as Chief Financial Officer on August 24, 2021.
**Robb Kenyon resigned as a director on July 8, 2021.

Code of Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and agents and representatives, including consultants. A copy of the code of business conduct and ethics is available on our website at www.harborcustomdev.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

Board Diversity

Pursuant to Nasdaq’s Board Diversity Rule 5605(f), which was approved by the SEC on August 6, 2021, we have taken steps to meet the diversity objective as set out in this rule within the applicable transition period. We identified candidates for our board of directors who meet the board diversity requirement and have appointed one female independent director to our Board of Directors. The following is our Board Diversity Matrix as of March 21, 2022:

Board Diversity Matrix
Total Number of Directors	7
Part I: Gender Identity	Female	Male
Directors	1	6
Number of Directors who Identify in Any of the Categories Below:
Asian (other than South Asian)	0	1
White	1	5
LGBTQ+	1

Audit Committee and Audit Committee Financial Expert

We have a separately designated Audit Committee consisting of Larry Swets, Dennis Wong, and Wally Walker, all of whom are independent directors, and all of whom qualify as financial experts.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table
The following is a summary of the elements of our compensation arrangements paid to our executive officers for fiscal years 2021 and 2020.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Sterling Griffin	2021	442,750		31,200	(1)	—		164,690	(2)	638,640
Chief Executive Officer and President	2020	420,000		22,650	(3)	35,154	(4)	60,539	(5)	538,343

Jeffrey Habersetzer,	2021	199,250		—		133,787	(6)	19,892	(7)	352,929
Chief Operating Officer	2020	123,854				51,644	(8)	3,209	(9)	178,707

Lance Brown,	2021	43,616	(10)	216,000	(11)	—		17,942	(12)	277,558
Chief Financial Officer

Lynda Meadows	2021	141,192	(13)	—		133,787	(14)	53,054	(15)	328,033
Former Chief Financial Officer	2020	56,167	(16)	—		81,044	(17)	—		137,211

Tim O'Sullivan	2021	143,023	(18)	—		—		14,312	(19)	157,335
Interim Chief Financial Officer

(1) On August 12, 2021, in his capacity as a member of our board, Mr. Griffin was granted 10,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby equal installments of 2,500 RSUs vest on the last day of each calendar quarter, beginning on September 30, 2021. The grant date fair value of the RSU Award was $3.12.
(2) Consists of commuting expense of $7,507, 401K matching of $11,600, $25,883 of health insurance paid by us, $15,000 in director compensation, as well as $104,700 of commissions earned by SGRE, LLC, which is 100% owned by Mr. Griffin.
(3) On December 3, 2020, in his capacity as a member of our board, Mr. Griffin was granted 5,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby equal installments of 1,250 RSUs vest on the last day of each calendar quarter, beginning on December 31, 2020. The grant date fair value of the RSU Award was $4.53.

(4) On October 13, 2020, in his capacity as a member of our board, Mr. Griffin was granted 20,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 5,000 stock options vest on the last day of each calendar quarter, beginning on December 31, 2020. The exercise price of the stock options is $5.15.
(5) Consists of credit card cash back of $26,647, $21,070 of health insurance paid by us, car payments of $7,818, and cell phone expenses of $5,004.
(6) On June 28, 2021, Mr. Habersetzer was granted 100,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 4,166 stock options vest on the last day of each calendar month, beginning on June 28, 2021. The exercise price of the stock options is $3.25.
(7) Consists of car allowance of $5,500, 401K matching of $8,190, and $6,202 of health insurance payments.
(8) On September 1, 2020, in his capacity as secretary, Mr. Habersetzer was granted 20,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 1,666 stock options vest on the last day of each calendar month, beginning on September 30, 2020. The exercise price of the stock options is $6.50.
(9) Consists of health insurance payments of $3,209.
(10) Mr. Brown was hired on November 1, 2021. This amount reflects the pro-rated portion of Mr. Brown's annual salary.
(11) On November 8, 2021, Mr. Brown was granted 100,000 RSUs pursuant to his employment agreement, whereby 33,333 shares are vested on November 8, 2022, and the remaining 66,666 shares will vest on a quarterly basis in eight equal installments, beginning on February 8, 2023. The grant date fair value of the RSU was $2.16.
(12) Consists of commuting expense of $13,509, and $4,433 of health insurance paid by us.
(13) Ms. Meadows resigned on August 24, 2021.
(14) On June 28, 2021, Ms. Meadows was granted 100,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 4,166 stock options vest on the last day of each calendar month, beginning on June 28, 2021. The exercise price of the stock options is $3.25. These options were forfeited following her resignation on August 24, 2021.
(15) Consists of consulting fees of $41,195, 401K matching of $5,648, and $6,211 of health insurance payments.
(16) Ms. Meadows was hired on September 21, 2020. This amount reflects the pro-rated portion of Ms. Meadows annual salary.
(17) On September 21, 2020, Ms. Meadows was granted 40,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 1,667 stock options vest on the last day of each calendar month, beginning on September 30, 2020. The exercise price of the stock options is $5.00. These options were forfeited following her resignation on August 24, 2021.
(18) Mr. O'Sullivan was acting as interim Chief Financial Offer, effective August 24, 2021 until we appointed Mr. Brown as Chief Financial Officer on November 1, 2021. This amount represents the annual salary paid to Mr. O'Sullivan. Mr. O'Sullivan resigned on February 24, 2022.
(19) Consists of 401K matching of $5,721, and $8,591 of health insurance payments for the full year.

We believe that the primary goal of executive compensation is to align the interests of our executive officers with those of our shareholders in a way that allows us to attract and retain the best executive talent. Additionally, in order to ensure our executive officers are compensated within the current industry ranges for their respective duties we have engaged a national, independent, professional employee consulting firm to evaluate and provide an assessment and recommendations for executive compensation in 2022.

The compensation incentives designed to further these goals take the form of annual cash compensation and equity awards, as well as long-term cash and/or equity incentives measured by Company and/or individual performance targets to be established by our Compensation Committee. In addition, our Compensation Committee may determine to make equity-based awards to new executive officers in order to attract talented professionals to serve us.

Annual Base Salary. Base salary is designed to compensate our named executive officers at a fixed level of compensation that serves as a retention tool throughout the executive’s career. In determining base salaries, our Compensation Committee considers each executive’s role and responsibility, unique skills, future potential with us, salary levels for similar positions in our market, and internal pay equity.

Option Plan. Certain executives were issued options pursuant to our 2018 Equity Incentive Plan. We plan to continue to offer option awards to executives, in the discretion of the board of directors, considering the executive’s role and other compensation.

Stock Award plan. Certain executives were issued restricted stock units ("RSUs") pursuant to our 2020 Restricted Stock Plan. We plan to continue to offer RSUs awards to executives, in the discretion of the Compensation Committee, considering the executive's role and other compensation.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our executive officers as of December 31, 2021:

Name and Principal Position	Grant Date	Number of Securities Underlying Options	Vesting Commencement Date		Exercise Price per share	Expiration Date
Sterling Griffin,	12/31/2018	67,568	1/1/2019	(1)	$0.44	12/31/2023
Chief Executive Officer and President	10/13/2020	20,000	12/31/2020	(2)	$5.15	10/13/2030

Jeffrey Habersetzer,	12/19/2019	9,010	12/19/2019	(3)	$0.40	12/19/2029
Chief Operating Officer	9/1/2020	20,000	9/1/2020	(4)	$6.50	9/1/2030
	6/28/2021	100,000	6/28/2021	(5)	$3.25	6/28/2031

Tim O'Sullivan	8/12/2019	16,217	9/1/2022	(6)	$0.40	8/11/2029
Interim Chief Financial Officer

(1) Effective January 1, 2019, Mr. Griffin was entitled to 67,568 stock options pursuant to the 2018 Equity Incentive Plan. One hundred percent of the shares subject to this option vested immediately upon granting of the option. The exercise price of the stock options is $0.44.
(2) On October 24, 2020, in his capacity as a member of our board. Mr. Griffin was granted 20,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 5,000 stock options vest on the last day of each calendar quarter, beginning on December 31, 2020. The exercise price of the stock options is $5.15.
(3) Mr. Habersetzer was granted 9,010 stock options pursuant to our 2018 Equity Incentive Plan. One thirty-sixth of the shares subject to this option vest each month, subject to Mr. Habersetzer continuing to be an employee. The exercise price of the stock options is $0.40.
(4) On September 1, 2020, Mr. Habersetzer was granted 20,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 1,666 stock options vest on the last day of each calendar month, beginning on September 30, 2020. The exercise price of the stock options is $6.50.
(5) On June 28, 2021, Mr. Habersetzer was granted 100,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 4,166 stock options vest on the last day of each calendar month, beginning on June 28, 2021. The exercise price of the stock options is $3.25.
(6) Mr. O'Sullivan was granted 16,217 stock options pursuant to our 2018 Equity Incentive Plan, whereby one thirty-six of the shares vest each month, beginning September 1, 2019. The exercise price of the stock options is $0.40.

The following table sets forth information regarding RSUs held by our executive officers as of December 31, 2021:

Name and Principal Position	Grant Date	Number of RSUs Granted	Fair Value of Stock Award	Vesting Commencement Date		Number of Unvested RSUs	Fair Value of Unvested RSUs
Sterling Griffin,	12/3/2020	5,000	$22,650	12/31/2020	(1)	—	$—
Chief Executive Officer and President	8/12/2021	10,000	$31,200	9/30/2021	(2)	5,000	$15,600

Lance Brown,	11/08/2021	100,000	$216,000	11/08/2022	(3)	100,000	$216,000
Chief Financial Officer

(1) On December 3, 2020, in his capacity as a member of our board, Mr. Griffin was granted 5,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby equal installments of 1,250 RSUs vest on the last day of each calendar quarter, beginning on December 31, 2020. The grant date fair value of the RSU Award was $4.53.
(2) On August 12, 2021, in his capacity as a member of our board, Mr. Griffin was granted 10,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby equal installments of 2,500 RSUs vest on the last day of each calendar quarter, beginning on September 30, 2021. The grant date fair value of the RSU Award was $3.12.

(3) On November 8, 2021, Mr. Brown was granted 100,000 RSUs pursuant to his employment agreement, whereby 33,333 shares are vested on November 8, 2022 and the remaining 66,666 shares will vest on a quarterly basis in eight equal installments, beginning on February 8, 2023. The grant date fair value of the RSU was $2.16.

Other Elements of Compensation

401(k) Plan. We offer all of our employees, including executives, a 401k safe harbor match, where 100% of contributions are matched on the first 3% of monies contributed on a pre-tax basis from payroll and a 50% match on the next 2% that is contributed on a pre-tax basis from payroll.

Health/Welfare Plans. We have a health care, dental, and vision plan available to all employees, including our executives, who become eligible after 60 days of employment.

PTO Plan. Executives may take PTO at any time, at their own reasonable discretion.

Other Benefits. Executives are provided with car allowance and reimbursement of commuting expenses.

Employment Agreements with our Named Executive Officers

Employment Agreement with Sterling Griffin

We have an employment agreement with Sterling Griffin as our Chief Executive Officer and President, effective January 1, 2019. This employment agreement is for a term of ten years with automatic one-year renewals unless either party gives notice of termination at least 30 days prior to the expiration of its initial term or any renewal term. Mr. Griffin is entitled to an annual salary of $420,000, discretionary bonuses in the discretion of the board of directors, 67,568 options pursuant to the 2018 Equity Incentive Plan, an automobile allowance in the discretion of the board, and participation in all benefit plans, such as paid vacation and health insurance. In the event of our termination of Mr. Griffin without cause, Mr. Griffin is entitled to 26 weeks of his then salary as severance. On June 11, 2021, Mr. Griffin's salary was increased to $462,000.

In addition to the 2021 compensation listed above, Mr. Griffin received a cash bonus of $217,140 from 2021 performance on January 18, 2022, and he was granted 28,200 common shares pursuant to the Company's Restricted Stock Plan on January 10, 2022.

Offer Letter with Jeff Habersetzer

On December 18, 2019, Mr. Habersetzer was offered employment with a starting salary of $112,500, with a retention bonus of $12,500 following a successful one-year performance review. Mr. Habersetzer was issued 20,000 options pursuant to the 2018 Equity Incentive Plan, as well as participation in all benefit plans including paid vacation, health insurance, and our 401k program. Mr. Habersetzer’s salary was increased to $140,000 on June 15, 2020, and $160,000 on March 22, 2021. On June 28, 2021, the Board of Directors approved new compensation terms for Mr. Habersetzer, in connection with his promotion to Chief Operating Officer. The new terms include an annual base salary increase to $225,000, effective July 1, 2021.

On February 7, 2022, Mr. Habersetzer's salary was increased to $280,000, and was awarded a cash bonus of $105,750 from 2021 performance on January 18, 2022. He was also granted 28,200 shares of common stock pursuant to the Company's Restricted Stock Plan on January 10, 2022.

Employment Agreement with Lance Brown

On November 1, 2021, the Company entered into an employment agreement with Lance Brown to serve the Company as Chief Financial Officer, reporting to our Chief Executive Officer. The employment agreement is for a term of three years, and will automatically renew for additional one year periods unless either party provides the other party with notice of non-renewal at least 90 days before any such anniversary. In accordance with the terms of the employment agreement, Mr. Brown is paid an annual salary of $280,000 and has the opportunity to earn an annual target bonus of 50% of his base salary with the actual payout determined based on the achievement of annual individual and Company performance objectives established by the Compensation Committee of the BOD. In addition, Mr. Brown received a one-time sign on bonus of $75,000, which was paid on January 14, 2022 and was granted 100,000 shares of common stock pursuant to the Company's Restricted Stock Plan, 33,333 shares of which will vest on November 8, 2022, and thereafter, the remaining 66,666 shares will vest on a quarterly basis in eight equal installments, whereby all shares shall be vested by November 8, 2024. Mr. Brown may participate in all benefit plans, such as paid vacation, health insurance, and our 401k program. In the event of our termination of Mr. Brown without cause, Mr. Brown is entitled to 100% of his annual base salary plus 100%

of his target annual bonus as severance. Additionally, all outstanding restricted stock units and other previously granted awards that would have vested within 12 months of the date of termination shall become fully vested.

On January 14, 2022, Mr. Brown was awarded a cash bonus of $21,633 from 2021 performance and was granted 4,700 shares of common stock pursuant to the Company's Restricted Stock Plan on January 10, 2022.

Offer Letter with Lynda Meadows

On June 7, 2020, Lynda Meadows entered into an employment offer letter with us that provided for Ms. Meadows’ employment as Chief Financial Officer, reporting to our Chief Executive Officer. In accordance with the terms of the offer letter, Ms. Meadows was paid an annual salary of $200,000 and her annual target bonus was 60% of her annual base salary, based on objectives to be determined by the parties. In addition, Ms. Meadows was granted options to purchase 40,000 shares of our common stock pursuant to our 2018 Equity Incentive Plan. Ms. Meadows participated in all benefit plans, such as paid vacation, health insurance, and our 401k program. Mr. Meadows’s salary was increased to $220,000 on June 15, 2020. On June 28, 2021, the Board of Directors approved new compensation terms for Ms. Meadows, the Company’s Chief Financial Officer. The new terms included an annual base salary increase to $250,000, effective July 1, 2021.

Offer Letter with Tim O'Sullivan

Tim O’Sullivan was appointed as Chief Financial Officer on an interim basis on August 24, 2021 until Mr. Brown was appointed. In accordance with the terms of the offer letter, Mr. O’Sullivan was paid an annual salary $180,000 until the company appointed his permanent replacement.

Director Compensation

The following table sets forth information regarding the compensation earned for service on our board of directors in 2021. We reimburse all directors for their reasonable out of pocket expenses incurred in connection with the performance of their duties as directors, including without limitation, travel expenses in connection with their attendance in-person at board and committee meetings.

Director Name	Cash	Fair Value of Restricted Stock Award(1)	Total
Sterling Griffin	$15,000	$31,200	$46,200
Richard Schmidtke	$15,000	$31,200	$46,200
Larry Swets	$25,000	$31,200	$56,200
Dennis Wong	$140,000	$31,200	$171,200
Wally Walker	$25,000	$31,200	$56,200
Karen Bryant	$15,000	$31,200	$46,200
Chris Corr	$10,000	$31,200	$41,200

(1) On August 12, 2021, each of our Directors was granted 10,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby equal installments of 2,500 RSUs vest on the last day of each calendar quarter, beginning on September 30, 2021. The grant date fair value of the RSU Award was $3.12.

We anticipate providing cash and issuing stock options under our 2018 Equity Incentive Plan and/or Restricted Stock under our 2020 Restricted Stock Plan to current and new directors in the future to compensate them for their service.

2018 Equity Incentive Plan

On November 12, 2018, we adopted the 2018 Equity Incentive Plan which provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and the employees of any subsidiary corporation, and for the grant of non-statutory stock options to non-employees, including directors and other service providers.

Authorized shares. A total of 675,676 shares of our common stock has been reserved for issuance pursuant to the exercise of options issued from the 2018 Equity Incentive Plan.

Plan administration. Our board of directors administers our 2018 Equity Incentive Plan.

Stock options. Stock options may be granted under our 2018 Equity Incentive Plan. The exercise price of options granted under our 2018 Equity Incentive Plan must at least be equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns more than 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares, or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director, or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will generally remain exercisable for three months following the termination of service. However, in no event may an option be exercised later than the expiration of its term. Subject to the provisions of our 2018 Equity Incentive Plan, the administrator determines the other terms of options.

Options Granted. As of December 31, 2021 pursuant to our 2018 Equity Incentive Plan, we have issued 508,297 options to purchase shares of our common stock to our employees, officers, and directors.

Non-transferability of awards. Unless the administrator provides otherwise, our 2018 Equity Incentive Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Certain adjustments. In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under our 2018 Equity Incentive Plan, the administrator will adjust the number and class of shares that may be delivered under our 2018 Equity Incentive Plan and/or the number, class and price of shares covered by each outstanding award and the numerical share limits set forth in our 2018 Equity Incentive Plan. In the event of our proposed liquidation or dissolution, the administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or change in control

Our 2018 Equity Incentive Plan provides that in the event of a merger or change in control, as defined under the 2018 Equity Incentive Plan, each outstanding award will be treated as the administrator determines, except that if a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award will fully vest, all restrictions on the shares subject to such award will lapse, all performance goals or other vesting criteria applicable to the shares subject to such award will be deemed achieved at 100% of target levels, and all of the shares subject to such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time.

Amendment, termination. The administrator has the authority to amend, suspend, or terminate the 2018 Equity Incentive Plan provided such action will not impair the existing rights of any participant. Our 2018 Equity Incentive Plan will automatically terminate in 2028, unless we terminate it sooner.

2020 Restricted Stock Plan

Purpose of the 2020 Restricted Stock Plan. The 2020 Restricted Stock Plan is intended to provide incentives which will attract, retain, motivate, and reward officers, directors, and key employees of us or any of our Affiliates (“Participants”), by providing them opportunities to acquire shares of our common stock (“Awards”).

Stock Subject to the Plan. The aggregate number of shares of common stock that may be subject to Awards granted under the 2020 Restricted Stock Plan is 700,000 shares of common stock. If any shares of common stock are forfeited, retained by us as payment of tax withholding obligations with respect to an Award, or surrendered to us to satisfy tax withholding obligations, such shares will be added back to the shares available for Awards. The 2020 Restricted Stock Plan contains certain adjustment provisions relating to stock dividends, stock splits, and the like.

Administration of the 2020 Restricted Stock Plan. The 2020 Restricted Stock Plan is administered by the Compensation Committee of the board of directors. The Compensation Committee has the full power and authority to grant Awards to the persons eligible to receive such Awards and to determine the amount, type, terms, and conditions of each such Award.

Eligibility. Participants consist of such officers, directors, and key employees of us or any of our Affiliates as the Compensation Committee, in its sole discretion, determines to be significantly responsible for our success and future growth and profitability and whom the Compensation Committee may designate from time to time to receive Awards under the 2020 Restricted Stock Plan.

Types of Awards. Stock Awards and Performance Awards may, as determined by the Compensation Committee, in its discretion, constitute Performance-Based Awards.

Stock Awards

The Compensation Committee is authorized to grant Stock Awards and will, in its sole discretion, determine the recipients and the number of shares of common stock underlying each Stock Award. Each Stock Award will be subject to such terms and conditions consistent with the 2020 Restricted Stock Plan as determined by the Compensation Committee and as set forth in an Award agreement, including, without limitation, restrictions on the sale or other disposition of such shares and our right to reacquire such shares for no consideration upon termination of the Participant’s employment or membership on the board, as applicable, within specified periods.

Performance Awards

The Compensation Committee is authorized to grant Performance Awards and will, in its sole discretion, determine the recipients and the number of shares of common stock that may be subject to each Performance Award. Each Performance Award will be subject to such terms and conditions consistent with the 2020 Restricted Stock Plan as determined by the Compensation Committee and as set forth in an Award agreement. The Compensation Committee will set performance targets at its discretion which, depending on the extent to which they are met, will determine the number of Performance Awards that will be paid out to the Participants and may attach to such Performance Awards one or more restrictions. Performance targets may be based upon, without limitation, Company-wide, divisional, and/or individual performance.

The Compensation Committee has the authority to adjust performance targets. The Compensation Committee also has the authority to permit a Participant to elect to defer the receipt of any Performance Award, subject to the 2020 Restricted Stock Plan.

Performance-Based Awards

Certain Stock Awards and Performance Awards granted under the 2020 Restricted Stock Plan and the compensation attributable to such Awards are intended to (i) qualify as Performance-Based Awards or (ii) be otherwise exempt from the deduction limitation imposed by Section 162(m) of the Code. The Compensation Committee determines whether Stock Awards and Performance Awards granted under the 2020 Restricted Stock Plan qualify as Performance-Based Awards. The Compensation Committee will establish in writing the performance goals, the vesting period, the performance targets, and any other terms and conditions of the Award in its sole discretion.

Vesting. Awards granted to Participants under the 2020 Restricted Stock Plan may be subject to a vesting period, unless otherwise determined by the Compensation Committee.

If we have a Change in Control, all unvested Awards granted under the 2020 Restricted Stock Plan will become fully vested immediately upon the occurrence of the Change in Control and such vested Awards will be paid out or settled, as applicable, within 60 days upon the occurrence of the Change in Control, subject to requirements of applicable laws and regulations.

Subject to the discretion of the Compensation Committee, if a Participant’s employment or membership on the board is terminated due to death or Disability, then all unvested and/or unearned Awards will be forfeited as of such date.

Section 409A of the Code

Awards under the 2020 Restricted Stock Plan are intended either to be exempt from the rules of Section 409A of the Code or to satisfy those rules and shall be construed accordingly. However, we will not be liable to any Participant or other holder of an Award with respect to any Award-related adverse tax consequences arising under Section 409A or other provision of the Code.

Transferability. Each Award granted under the 2020 Restricted Stock Plan will not be transferable other than by a will or the laws of decent and distribution or as otherwise decided by the Compensation Committee.

Fair Market Value. For purposes of the 2020 Restricted Stock Plan, “Fair Market Value” means, as of any given date, the closing price of a share of common stock on Nasdaq or such other public trading market on which shares of common stock are listed or quoted on that date.

Withholding. All payments or distributions of Awards made pursuant to the 2020 Restricted Stock Plan will be net of any amounts required to be withheld pursuant to applicable federal, state, and local tax withholding requirements.

Amendments. Our board or the Compensation Committee may amend the 2020 Restricted Stock Plan from time to time or suspend or terminate it at any time. However, no amendment will be made, without approval of our shareholders to (i) increase the total number of shares which may be issued under the 2020 Restricted Stock Plan; (ii) modify the requirements as to eligibility for Awards under the 2020 Restricted Stock Plan; or (iii) otherwise materially amend the 2020 Restricted Stock Plan as provided in Nasdaq rules.

Term of the 2020 Restricted Stock Plan. The 2020 Restricted Stock Plan will terminate on the seventh anniversary of its Effective Date.

Outstanding Awards. As of December 31, 2021, there were 214,000 Awards issued under the 2020 Restricted Stock Plan.

Rule 10b5-1 Sales Plan

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they would contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or executive officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside a Rule 10b5-1 plan when they are not in possession of material nonpublic information subject to compliance with the terms of our policy on insider trading and communications with the public. Our directors and executive officers may not establish any such plan prior to the expiration of certain lock-up agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth the beneficial ownership of our common stock as of March 21, 2022 by:

•each director;
•each named executive officer;
•all of our directors and executive officers as a group; and
•each person known by us to be the beneficial owner of 5% or more of our outstanding common stock.

The percentage ownership information is based on 13,206,165 shares of our common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable on or before the date which is 60 days after the date of this document. The rules also include restricted stock units that are vested over 60 days after the date of this document. These shares are deemed to be outstanding and beneficially owned by the person holding those options, warrants, or restrict stock units the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(9)	Number of Shares of Common Stock		Percentage of Class

Directors and Named Executive Officers:
Sterling Griffin, Chief Executive Officer, President, Director	2,795,657	(1)	21.0%

Jeff Habersetzer, Chief Operating Officer	100,575	(2)	*

Lance Brown, Chief Financial Officer	27,003		*

Richard Schmidtke, Director	168,374	(3)	1.3%

Larry Swets, Director	117,950	(4)	*

Dennis Wong, Director	148,166	(5)	1.1%

Wally Walker, Director	83,200	(6)	*

Karen Bryant, Director	7,500	(7)	*

Chris Corr, Director	17,460	(8)	*

All directors and executive officers as a group (nine persons)	3,465,885		25.7%

*Less than 1.0%
(1) Includes options to purchase 87,568 shares of common stock and 2,500 restricted stock units.
(2) Includes options to purchase 68,925 shares of common stock.
(3) Includes options to purchase 20,000 shares of our common stock and 2,500 restricted stock units.
(4) Includes options to purchase 53,784 shares of our common stock and 2,500 restricted stock units.
(5) Includes options to purchase 20,000 shares of our common stock and 2,500 restricted stock units.
(6) Includes options to purchase 20,000 shares of our common stock and 2,500 restricted stock units.
(7) Includes 2,500 restricted stock units.
(8) Includes 2,500 restricted stock units.
(9) Unless otherwise indicated, the address of each beneficial owner is 11505 Burnham Drive, Suite 301, Gig Harbor, Washington 98332.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to Note 14 - "Related Party Transactions" in the Notes to Consolidated Financial Statements (Part II, Item 8) for disclosure on related party transactions, which is incorporated by reference herein.

Policies and Procedures for Transactions with Related Persons

All related party transactions are voted upon by the disinterested board of directors. The Audit Committee of the board of directors is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of the board of directors as to whether the transaction at issue is fair, reasonable, and within our policy and whether it should be ratified and approved. The Audit Committee, in making its recommendation, will consider various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction, and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The Audit Committee will review, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

Director Independence

We ceased to be a "controlled company" under the Nasdaq rules on August 28, 2020. We are taking advantage of the phase-in transition periods specified in the Nasdaq rules.

We currently have five independent directors on our board of directors. We use Nasdaq’s definition of “independence” to make this determination. Nasdaq provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship with which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The rules provide that a director cannot be considered independent if:

•the director is, or at any time during the past three years was, an employee of the Company;
•the director who accepted or who has a Family Member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (subject to certain exemptions, including, among other things, compensation for board or board committee service);
•the director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the Company as an Executive Officer;
•the director who is, or has a Family Member who is, a partner in, or a controlling Shareholder or an Executive Officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more (subject to certain exemptions); or
•the director of the Company who is, or has a Family Member who is, employed as an Executive Officer of another entity where at any time during the past three years any of the Executive Officers of the Company serve on the Compensation Committee of such other entity; or
•the director who is, or has a Family Member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

Under such definitions, our board of directors has undertaken a review of the independence of each director and will review the independence of any new directors based on information provided by each director concerning his background, employment, and affiliations, in order to make a determination of independence. Our board of directors has determined that there are five independent directors on our board of directors.

Role of our Board of Directors in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. We have formed supporting committees, including the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, each of which supports the board of directors by addressing risks specific to its respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management takes to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Nominating and Corporate Governance Committee provides oversight with respect to corporate governance and ethical conduct and monitors the effectiveness of our corporate governance guidelines, including whether such guidelines are successful in preventing illegal or improper liability-creating conduct.

Committees of our Board of Directors

We are required to have an audit committee, compensation committee, and nominating and corporate governance committee. In addition to these required committees, we have utilized a Special Pricing Committee associated with our equity raises. We intend to comply with the requirements of Rule 10A-3 of the Exchange Act and applicable Nasdaq corporate governance rules within the required timeframe.

These rules require that our Audit Committee be composed of at least three members. We are taking advantage of the phase-in allowances, whereby as of the date of our initial public offering, we were required to have at least one independent director on our Audit Committee; 90 days following the initial public offering, a majority of the Audit Committee members must be independent directors; and the Audit Committee is required to be fully comprised of independent directors on the one year anniversary of our initial public offering (August 28, 2021). After the phase-in period, the Audit Committee must be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. In addition, we are required to certify to Nasdaq that the Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

As of the fiscal year ended December 31, 2021, our Audit Committee is composed of Larry Swets, Dennis Wong, and Wally Walker. Our board of directors has affirmatively determined that all of the members of the Audit Committee meet the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 and Nasdaq rules.

We have established a written charter for our Audit Committee, in which we set forth the duties of the Audit Committee to, among other matters, oversee (i) our financial reporting, auditing, and internal control activities; (ii) the integrity and audits of our financial statements; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent auditors; (v) the performance of our internal audit function and independent auditors; and (vi) our overall risk exposure and management. Duties of the Audit Committee include:

•annually review and assess the adequacy of the Audit Committee charter and the performance of the Audit Committee;
•be responsible for the appointment, retention, and termination of our independent auditors and determine the compensation of our independent auditors;
•review with the independent auditors the plans and results of the audit engagement;
•evaluate the qualifications, performance, and independence of our independent auditors;
•have sole authority to approve in advance all audit and non-audit services by our independent auditors, the scope and terms thereof, and the fees therefor;
•review the adequacy of our internal accounting controls; and
•meet at least quarterly with our executive officers, internal audit staff, and our independent auditors in separate executive sessions.

A copy of the Audit Committee charter is available on our website at www.harborcustomhomes.com.

Nasdaq’s Compensation and Nominating Committee phase-in requirements as set forth in Listing Rule 5615(c)(3) require that our Compensation Committee and Nominating and Corporate Governance Committee be composed (i) of a majority of independent directors during the phase-in period and (ii) solely of independent directors following the phase-in period. At this time, our Nominating Committee and Compensation Committee is comprised of a majority of independent directors. The members of each of our Nominating and Corporate Governance Committee and Compensation Committee are Larry Swets, Wally Walker, and Chris Corr. We have also established charters for each of our Nominating Committee and Compensation Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Rosenberg Rich Baker Berman & Co. (RRBB) an independent registered public accounting firm, audited the financial statements and performed quarterly reviews of the company for 2021 and has been selected to do so for 2022.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the annual audit of our financial statements and review of financial statements included in our quarterly reports and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	For the Fiscal Year Ended
	2021		2020
Audit Fees	$138,000	(1)	$140,688
Audit Related Fees	103,345	(2)	—
Tax Fees	—		—
All Other Fees	—		—
Total	$241,345		$140,688

(1) Audit fees for 2021 and 2020 include fees for professional services rendered by RRBB for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, and review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.
(2) Audit-related fees for 2021 include fees related to consents and comfort letters for our public offerings

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Audit Committee approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Conversion and Articles of Incorporation of the Registrant filed with the Washington Secretary of State on October 1, 2018	S-1	3.1	3/31/2020
3.2	Amended and Restated Articles of Incorporation of the Registrant filed with the Washington Secretary of State on December 7, 2018	S-1	3.2	3/31/2020
3.3	Amended and Restated Articles of Incorporation of the Registrant filed with the Washington Secretary of State on August 1, 2019	S-1	3.3	3/31/2020
3.4	2nd Amended and Restated Bylaws of the Registrant, dated January 15, 2020	S-1	3.4	3/31/2020
3.5	Amended Articles of Incorporation of the Registrant filed with the Washington Secretary of State on April 16, 2020	S-1	3.5	4/28/2020
4.1	2018 Incentive and Non-Statutory Stock Option Plan, dated November 19, 2018	S-1	4.1	3/31/2020
4.2	2020 Restricted Stock Plan, dated October 13, 2020	10-Q	10.1	11/16/2020
4.3	Certificate of Designation of 8.0% Series A Cumulative Convertible Preferred Stock, filed with the Washington Secretary of State on June 8, 2021	8-K	3.1	6/10/2021
4.4	Warrant Agency Agreement between the Registrant and Mountain Share Transfer, Inc., dated June 11, 2021	8-K	4.1	6/14/2021
4.5	Certificate of Amendment of Certificate of Designation of 8.0% Series A Cumulative Convertible Preferred Stock, filed with the Washington Secretary of State on August 13, 2021	S-1	3.7	9/10/2021
4.6	Warrant Agency Agreement between the Registrant and Mountain Share Transfer, Inc., dated October 7, 2021	8-K	4.1	10/08/2021
10.1	Service Agreement between the Registrant and Hanover International, Inc., dated May 1, 2018 and Addendum to Service Agreement between the Registrant and Hanover International, Inc., dated November 29, 2018	S-1	10.1	3/31/2020
10.2	Independent Contractor Agreement between the Registrant and Richard Schmidtke dated, August 21, 2018 and Addendum to Independent Contractor’s Agreement between the Registrant and Richard Schmidtke, dated September 30, 2018	S-1	10.2	3/31/2020
10.3	Director Agreement between the Registrant and Richard Schmidtke, dated October 17, 2018	S-1	10.4	3/31/2020
10.4	Executive Employment Agreement between the Registrant and Sterling Griffin, effective January 1, 2019	S-1	10.7	3/31/2020
10.5	Independent Director Agreement with Larry Swets, dated March 22, 2020	S-1	10.11	3/31/2020
10.6	SoundEquity, Inc. Loan Package, dated November 13, 2019	S-1	10.12	4/28/2020
10.7	Indemnification Agreement between the Registrant and Larry Swets, dated June 1, 2020	S-1	10.17	6/19/2020
10.8	Agreement of Sale of Future Receivables between the Registrant and Libertas Funding, LLC, dated August 12, 2020	S-1	10.17	1/7/2021

10.9	Offer of Employment to Jeff Habersetzer from the Registrant dated December 18, 2019	S-1	10.24	1/7/2021
10.10	Lease Agreement between Burnham Partners LLC and the Registrant dated February 18, 2021	10-K	10.22	3/31/2021
10.11	SoundEquity, Inc. Loan Package, dated October 4-5, 2021	10-K	10.25	3/31/2021
10.12	Promissory Note between the Registrant and Sound Capital Loans, LLC, dated January 22, 2021	10-K	10.26	3/31/2021
10.13	Lease Agreement between University Street Properties I, LLC and the Registrant dated July 27, 2021		10.13		X
10.14	Offer of Employment to Lance Brown from the Registrant dated November 1, 2021.		10.14		X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1		X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1		X
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: March 22, 2022	By	/s/ Sterling Griffin
Sterling Griffin Chief Executive Officer and President (Principal Executive Officer)

Date: March 22, 2022	By	/s/ Lance Brown
Lance Brown Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Sterling Griffin	President, Chief Executive Officer, Chairman of the Board, and Director	March 22, 2022
Sterling Griffin	(Principal Executive Officer

/s/ Lance Brown	Chief Financial Officer	March 22, 2022
Lance Brown	(Principal Financial and Accounting Officer)

/s/ Richard Schmidtke	Director	March 22, 2022
Richard Schmidtke

/s/ Larry Swets	Director	March 22, 2022
Larry Swets

/s/ Dennis Wong	Director	March 22, 2022
Dennis Wong

/s/ Wally Walker	Director	March 23, 2022
Wally Walker

/s/ Karen Bryant	Director	March 23, 2022
Karen Bryant

/s/ Chris Corr	Director	March 22, 2022
Chris Corr