Form 10-Q/A
period 2021-09-30
Harbor Custom Development, Inc.
filed 2022-05-02
CIK 1784567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

AMENDMENT NO. 1 TO

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

EXPLANATORY NOTE

Throughout this Report, references to the “Company,” “HCDI,” “we,” “us,” and “our” refer to Harbor Custom Development, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

As we previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 21, 2022, we restated our financial statements for the year-ended December 31, 2021 and quarter-ended September 30, 2021 in connection with diluted earnings per share (“Diluted EPS”) errors detected in applying certain accounting principles.

As discussed in further detail below in Part I - Item 4. Controls and Procedures, our management has determined that a material weakness existed in internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The weakness identified is a misapplication of the calculation of weighted average shares outstanding for Diluted EPS.

Management has already undertaken steps to improve the system of evaluating and implementing the accounting standards that apply to our financial statements, including significantly enhancing our accounting team through the recent hirings of a Chief Financial Officer, Director of Accounting, Senior Manager of SEC Reporting, and Tax Manager. We are also providing additional training to our personnel and have engaged a nationally recognized third-party accounting firm with whom our management and accounting personnel can consult regarding the application of complex accounting transactions, including Diluted EPS.

As discussed in Note 1. Restatement to the unaudited financial statements for the quarter-ended September 30, 2021 and 2020 included in this Amendment No. 1 to our Quarterly Report on Form 10-Q/A (the “Amendment”), our previously filed financial statements for the periods described above have been restated to reflect the correction of Diluted EPS errors.

We are filing this Amendment No. 1 to amend and restate in its entirety our previously filed Quarterly Report on Form 10-Q for the quarter-ended September 30, 2021, filed with the SEC on November 15, 2021 (the “Original 10-Q”), including to file and discuss restated unaudited financial statements for the periods ended September 30, 2021 and September 30, 2020 in Part I - Item 1. Interim Financial Statements. This Amendment No. 1 continues to speak as of the original filing date of the Original 10-Q and, as such, does not reflect events that may have occurred subsequent to the original filing date.

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

COMMITMENTS AND CONTINGENCIES - SEE NOTE 12

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

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Sales	$18,010,600	$7,806,500	$46,017,200	$26,077,300

Cost of Sales	10,866,200	7,183,900	34,938,300	24,448,100

Gross Profit	7,144,400	622,600	11,078,900	1,629,200

Operating Expenses	3,322,100	1,458,200	7,639,700	3,769,900

Operating Income (Loss)	3,822,300	(835,600)	3,439,200	(2,140,700)

Other Income (Expense)
Loss on Sale of Equipment	-	(12,400)	(35,900)	(27,900)
Forgiveness of Debt	-	-	10,000	-
Other Income	1,200	-	113,800	13,000
Interest Expense	(115,100)	(163,900)	(298,500)	(254,200)
Total Other Income (Expense)	(113,900)	(176,300)	(210,600)	(269,100)

Income (Loss) Before Income Tax	3,708,400	(1,011,900)	3,228,600	(2,409,800)

Income Tax Benefit	-	571,600	-	561,500

Net Income (Loss) Attributable to Stockholders	$3,708,400	$(440,300)	$3,228,600	$(1,848,300)

Net (Loss) Attributable to Non-controlling interests		(3,200)	(1,700)	(228,100)
Preferred Dividends	(631,400)	-	(771,500)	-

Net Income (Loss) Attributable to Common Stockholders	$3,077,000	$(437,100)	$2,458,800	$(1,620,200)

Net Income (Loss) Per Share - Basic	$0.21	$(0.10)	$0.17	$(0.43)
Net Income (Loss) Per Share - Diluted	$0.17	$(0.10)	$0.17	$(0.43)

Weighted Average Common Shares Outstanding - Basic	14,898,594	4,180,054	14,350,143	3,737,318
Weighted Average Common Shares Outstanding - Diluted	22,063,584	4,180,054	14,522,663	3,737,318

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

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Periods January 1, 2020 through September 30, 2020 and January 1, 2021 through September 30, 2021

(Unaudited)

	Common Stock		Preferred Stock
					Additional		Stockholders’	Non-	Total
	Shares Issued	No Par	Shares Issued	No Par	Paid in Capital	Accumulated (Deficit )	Equity (Deficit)	Controlling Interest	Equity (Deficit)

Balance, January 1, 2020	3,513,517	$670,900	-	$-	$119,100	$(954,300)	$(164,300)	$(1,060,600)	$(1,224,900)

Net Loss		-		-	-	(752,000)	(752,000)	(221,900)	(973,900)

Balance, March 31, 2020	3,513,517	$670,900	-	$-	$119,100	$(1,706,300)	$(916,300)	$(1,282,500)	$(2,198,800)

Stock Compensation Expense					1,100		1,100		1,100
Net Loss		-		-	-	(431,100)	(431,100)	(3,000)	(434,100)

Balance, June 30, 2020	3,513,517	$670,900	-	-	$120,200	$(2,137,400)	$(1,346,300)	$(1,285,500)	$(2,631,800)

Net proceeds from issuance of common stock	2,031,705	10,789,100					10,789,100		10,789,100
Conversion of related party debt to common stock	82,826	497,000					497,000		497,000
Stock Compensation Expense					9,900		9,900		9,900
Net (Loss)				-		(437,100)	(437,100)	(3,200)	(440,300)

Balance, September 30, 2020	5,628,048	$11,957,000	-	$-	$130,100	$(2,574,500)	$9,512,600	$(1,288,700)	$8,223,900

Balance, January 1, 2021	5,636,548	$11,956,900	-	$-	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

Net proceeds issuance of common stock	9,200,000	25,101,000					25,101,000		25,101,000
Exercise of stock options	45,046				18,000		18,000		18,000
Stock Compensation Expense	8,500				115,100		115,100		115,100
Net (Loss) Income				-		(1,549,800)	(1,549,800)	600	(1,549,200)

Balance, March 31, 2021	14,890,094	$37,057,900	-	$-	$367,900	$(6,036,900)	$31,388,900	$(1,289,300)	$30,099,600

Net proceeds issuance of preferred stock			1,260,555	28,661,000			28,661,000		28,661,000
Dividends						(140,100)	(140,100)		(140,100)
Stock Compensation Expense	8,500				115,800		115,800	-	115,800
Net Income (Loss)						1,071,700	1,071,700	(2,300)	1,069,400
Balance, June 30, 2021	14,898,594	$37,057,900	1,260,555	$28,661,000	$483,700	$(5,105,300)	$61,097,300	$(1,291,600)	$59,805,700

Stock Compensation Expense	23,500				185,200		185,200		185,200
Dividends						(631,400)	(631,400)		(631,400)
Net Income (Loss)				-		3,708,400	3,708,400	-	3,708,400

Balance, September 30, 2021	14,922,094	$37,057,900	1,260,555	$28,661,000	$668,900	$(2,028,300)	$64,359,500	$(1,291,600)	$63,067,900

See accompanying notes to the consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. RESTATEMENT

The Company restated the earnings per share for the periods presented in the consolidated statement of operations and earnings per share reconciliation table in Note 2. The following table provides the summary of restated numbers.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2021			September 30, 2021
	As Previously Reported	Restated	Net Effect	As Previously Reported	Restated	Net Effect
CONSOLIDATED STATEMENT OF OPERATIONS
Net Income (Loss) Per Share - Diluted	$0.20	$0.17	$(0.03)
Weighted Average Common Shares Outstanding - Diluted	15,058,918	22,063,584	7,004,666	14,515,710	14,522,663	6,953

NOTE 2 Earnings (Loss) Per Share
Numerator:
Effect of dilutive securities:	-	631,400	631,400
Diluted net income (loss)	3,077,000	3,708,400	631,400

Denominator:

Options	140,957	141,987	1,030	145,884	152,565	6,681
Warrants	19,367	19,359	(8)	19,683	19,667	(16)
Restricted Stock Awards	-	-	-	-	288	288
Convertible Preferred Stock	-	7,003,644	7,003,644	-	-	-

Weighted average common shares outstanding and assumed conversion - diluted	15,058,918	22,063,584	7,004,666	14,515,710	14,522,663	6,953

Diluted net income (loss) per common share	$0.20	$0.17	$(0.03)

(a) – Outstanding shares of anti-dilutive securities excluded:
Common stock securities	9,379,890	5,025,168	(4,354,722)	9,379,890	5,025,168	(4,354,722)
Convertible preferred stock Securities*	-	12,000	12,000	-	1,272,555	1,272,555

*	Preferred stock is convertible into common shares on a 5.556 to 1 ratio.

2. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the nine months ended September 30, 2021 and 2020 when computing fair value of share-based payments, the Company has considered the following variables:

	September 30, 2021	September 30, 2020
Risk-free interest rate	0.23%-1.11%	0.47%-1.46%
Exercise price	$2.76-$5.00	$2.22-$7.50
Expected life of grants	2.50-6.50 years	2.99-6.00 years
Expected volatility of underlying stock	42.63%-56.13%	32.39%-43.41%
Dividends	0	0

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$3,077,000	$(437,100)	$2,458,800	$(1,620,200)
Effect of dilutive securities:	631,400	-	-	-

Diluted net income (loss)	$3,708,400	$(437,100)	$2,458,800	$(1,620,200)

Denominator:
Weighted average common shares outstanding - basic	14,898,594	4,180,054	14,350,143	3,737,318
Dilutive securities (a):
Options	141,987	-	152,565	-
Warrants	19,359	-	19,667	-
Restricted Stock Awards	-	-	288	-
Convertible Preferred Stock	7,003,644	-	-	-

Weighted average common shares outstanding and assumed conversion - diluted	22,063,584	4,180,054	14,522,663	3,737,318

Basic net income (loss) per common share	$0.21	$(0.10)	$0.17	$(0.43)

Diluted net income (loss) per common share	$0.17	$(0.10)	$0.17	$(0.43)

(a) – Outstanding shares of anti-dilutive securities excluded:
Common stock securities	5,025,168	164,308	5,025,168	164,308
Convertible preferred stock securities*	12,000	-	1,272,555	-

*	Preferred stock is convertible into common shares on a 5.556 to 1 ratio.

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

Restricted Cash

On August 10, 2021, the Company entered a Letter of Credit (“LOC”) agreement with WaFd bank in the amount of $597,600. The Company signed a lease on October 5, 2021 for a new office space. The landlord of the property, University Street Properties I, LLC, is the beneficiary of the LOC. The amount of funds that cover this LOC were moved by the WaFd bank to a controlled account on August 13, 2021. See Note 8. Line of Credit.

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

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e., design, engineering, procurement of material, etc.) should not be recognized as the Company does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the caption “Contract Asset” which is further disclosed in Note 16. Uncompleted Contracts. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in the Company’s balance sheet under the caption “Billings in excess of costs and estimated earnings.”

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

As of September 30, 2021, the Company incurred approximately $133,400 of capitalizable costs associated with a preferred stock offering which will be netted against proceeds of the offering and is discussed in Note 17. Subsequent Events.

3. CONCENTRATION, RISKS, AND UNCERTAINTIES

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

6. EQUIPMENT LOANS

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

7. CONSTRUCTION LOANS

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

8. LINE OF CREDIT

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

9. NOTE PAYABLE D&O INSURANCE

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

10. NOTE PAYABLE PPP

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

11. DEFINED CONTRIBUTION PLAN

Effective January 1, 2016, the Company established a 401(k) plan for qualifying employees; employee contributions are voluntary. Company contributions to the plan for the three months ended September 30, 2021 and 2020 were $24,900 and $0, respectively. Company contributions to the plan for the nine months ended September 30, 2021 and 2020 were $74,500 and $0, respectively.

12. COMMITMENTS

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

On August 8, 2021, the Company entered into a purchase and sale agreement to acquire property for the construction of 75 condominiums units located in Yelm, Washington for $3,250,000. Closing took place on October 4, 2021. See Note 17. Subsequent Events.

On August 30, 2020, the Company entered into a purchase and sale agreement for the acquisition of 67 lots in Auburn, California. Closing is expected to take place on or before August 30, 2022.

13. RELATED PARTY TRANSACTIONS

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

14. STOCKHOLDERS’ EQUITY

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

During the nine months ended September 30, 2021, the Company issued 150,000 options to employees. The options have an exercise price between $2.76 and $3.41 per share, a term of 10 years, and vest over two or three years. The options have an aggregated fair value of approximately $192,900 that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 2 under Stock-Based Compensation.

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

15. SEGMENTS

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

16. UNCOMPLETED CONTRACTS

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

17. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements often can be identified by the use of terms including, but not limited to “may,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties, and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Our significant accounting policies are summarized in Note 2 of our condensed consolidated financial statements.

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

As we previously reported in our Current Report on Form 8-K, filed with the SEC on April 21, 2022, we restated our financial statements for the year-ended December 31, 2021 and quarter-ended September 30, 2021 in connection with diluted earnings per share (“Diluted EPS”) errors detected in applying certain accounting principles.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with these restatements, management has re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our management has concluded that in light of the errors described above, as of September 30, 2021, we did not maintain effective controls over the preparation, review, presentation and disclosure of our financial statements relating to diluted weighted average shares outstanding and Diluted EPS. Specifically, we noted the following material weakness existed:

Misapplication of the calculation of weighted average shares outstanding for Diluted EPS.

Management has already undertaken steps to improve the system of evaluating and implementing the accounting standards that apply to our financial statements, including significantly enhancing our accounting team through the recent hirings of a Chief Financial Officer, Director of Accounting, Senior Manager of SEC Reporting, and Tax Manager. We are also providing additional training to our personnel and have engaged a nationally recognized third-party accounting firm with whom our management and accounting personnel can consult regarding the application of complex accounting transactions, including Diluted EPS.

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

HARBOR CUSTOM DEVELOPMENT, INC.

Date: April 29, 2022	By	/s/ Sterling Griffin
Sterling Griffin
Chief Executive Officer and President
(Principal Executive Officer)

Date: April 29, 2022	By	/s/ Lance Brown
Lance Brown Chief Financial Officer (Principal Financial and Accounting Officer)

