Form 10-K/A
period 2021-12-31
Harbor Custom Development, Inc.
filed 2022-05-02
CIK 1784567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As discussed in further detail below in Part II - Item 9A. Controls and Procedures, our management has determined that a material weakness existed in internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The weakness identified is a misapplication of the calculation of weighted average shares outstanding for Diluted EPS.

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

As discussed in Note 1. Restatement to the audited financial statements for the fiscal years ended December 31, 2021 and 2020 included in this Amendment No. 1 to our Annual Report on Form 10-K/A (the “Amendment”), our previously filed financial statements for the periods described above have been restated to reflect the correction of Diluted EPS errors.

We are filing this Amendment No. 1 to amend and restate in its entirety our previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 24, 2022 (the “Original 10-K”), including to file and discuss restated audited financial statements for the periods ended December 31, 2021 and December 31, 2020 in Part II – Item 8. Financial Statements and Supplementary Data. This Amendment No. 1 continues to speak as of the original filing date of the Original 10-K and, as such, does not reflect events that may have occurred subsequent to the original filing date.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future construction, revenues, income, cost of sales, expenses, and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal,” “foresee,” “likely,” “target,” “may,” “should,” “could,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Annual Report speak only as of the date of this document, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward-looking statements:

●	economic changes either nationally or in the markets in which we operate, including declines in employment, volatility of mortgage interest rates, and inflation;
●	downturn in the homebuilding industry;
●	changes in assumptions used to make industry forecasts;
●	volatility and uncertainty in the credit markets and broader financial markets;
●	our future operating results and financial condition;
●	our business operations;
●	changes in our business and investment strategy;
●	availability of land to acquire and our ability to acquire such land on favorable terms or at all;
●	availability, terms, and deployment of capital;
●	shortages of or increased prices for labor, land, or raw materials used in housing construction;
●	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;
●	the cost and availability of insurance and surety bonds;
●	changes in, or the failure or inability to comply with, governmental laws and regulations;
●	the timing of receipt of regulatory approvals and the opening of projects;
●	the degree and nature of our competition;
●	our leverage and debt service obligations;
●	general volatility of the capital markets;
●	availability of qualified personnel and our ability to retain our key personnel;
●	our financial performance;
●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
●	the extent to which the COVID-19 pandemic continues to impact our business; and
●	additional factors discussed under the sections “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Our Business.”

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

As a land developer and builder of single-family homes, luxury homes, townhomes, condominiums and apartments, our business strategy is to acquire and develop land strategically based on an understanding of population growth patterns, entitlement restrictions and land use evaluation, infrastructure development, and geo-economic forces. We endeavor to acquire land with scenic views to develop and sell residential lots, new home communities, townhomes and multi-story condominium or apartment properties within a 20- to 60-minute commute of some of the nation’s fastest-growing metro employment corridors.

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

Strategy

Our strategy is driven by the following:

Offer Diversified Product Portfolio from Single to Multi-family Communities

Our expertise allows for a diversified product strategy that enables us to better serve a wide range of buyers, adapt quickly to changing market conditions, and optimize performance and returns while strategically reducing portfolio risk. We are equipped to build to the surrounding communities’ needs, including single family homes, townhomes, condominiums, and apartments. This flexible business model allows us to target a wide and diverse range of customers, from those looking at lower income housing options through condominiums and apartments, to those seeking entry-level through luxury single-family homes.

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

●	Sale of Entitled Land – Property sold following the controlling jurisdiction’s approval of a permitted residential use or other use, as applicable.
●	Sale of Developed Lots - Property sold after infrastructure completed including all roads, sidewalks, and utilities.
●	Sale of Completed Building Product – Property sold following construction of a single-family home, townhome, condominium, or apartment.

We also provide services as fee build revenues to construct the required infrastructure so that houses can be developed on the lots.

Our acquisition process generally includes the following steps to reduce development and market cycle risk:

●	review of the status of entitlements and other governmental processing, including title reviews;
●	complete due diligence on the land parcel prior to committing to the acquisition;
●	prepare detailed budgets for all cost categories;
●	complete environmental reviews and third-party market studies; and
●	evaluate economic feasibility within the context of the above strategies.

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

ITEM 1A. RISK FACTORS

Our business, results of operations, and financial condition are subject to numerous risks and uncertainties. In connection with any investment decision with respect to our securities, you should carefully consider the following risk factors, as well as the other information contained in this report and our other filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should any of these risks materialize, our business, results of operations, financial condition and future prospects could be negatively impacted, which in turn could affect the trading value of our securities. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. Additionally, some statements herein constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Concerning Forward-Looking Statements.”

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

Our access to additional third-party sources of financing will depend, in part, on:

●	general market conditions;
●	the market’s perception of our growth potential;

●	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
●	our current debt levels;
●	our current and expected future earnings;
●	our cash flow; and
●	the market price per share of our common stock.

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

A default under any of the agreements governing our indebtedness may allow our creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our credit facility would permit the lenders thereunder to terminate all commitments to extend further credit under the applicable facility. Furthermore, if we were unable to repay the amounts due and payable under any secured indebtedness, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or the holders of our notes accelerate the repayment of our borrowings, we cannot assure that we would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

●	limited in how we conduct our business;
●	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
●	unable to compete effectively or to take advantage of new business opportunities.

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

The securities markets in general and our common stock in particular have experienced significant price and volume volatility. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions, but also to a change in sentiment in the market regarding our industry, operations, or business prospects. The price and volume volatility of our common stock may be affected by:

●	operating results that vary from the expectations of securities analysts and investors;
●	factors influencing home purchases, such as higher interest rates and availability of home mortgage loans, credit criteria applicable to prospective borrowers, ability to sell existing residences and homebuyer sentiment in general;
●	the operating and securities price performance of companies that investors consider comparable to us;
●	announcements of strategic developments, acquisitions and other material events by us or our competitors; and
●	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

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

Our common stock, preferred stock, and public warrants are listed on the Nasdaq stock exchange. There is no guarantee that these securities will remain listed on Nasdaq. There can be no assurance that these securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum number of holders of our securities. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that the Common Stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We issued warrants to purchase shares of common stock and issued preferred stock that include an option for the holder to convert the shares into common stock. (See Note 18. Stockholders’ Equity.) The shares of common stock issued upon exercise of our warrants and conversion of our preferred stock will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of such shares in the public market could adversely affect the market price of our common stock or public warrants.

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

The following table summarizes certain key metrics of the residential properties we own or control as of March 21, 2022:

Project Name	Location	Unsold Units	Business Plan	Status
Bridge View Trails	Washington	138	Build + Sell Apartments	Owned
Broadmoor Commons	Washington	33	Build + Sell Condos	Controlled
East Campus Development	Washington	181	Develop + Sell Apartments	Controlled
Grandis Pond	Washington	997	Develop + Sell Lots	Controlled
Horizon at Semiahmoo	Washington	145	Develop + Sell Lots	Owned
Mill’s Crossing	Washington	36	Build + Sell Condos	Owned
Mira	Washington	112	Sell Entitled Land	Owned
Olympic Sunset	Washington	228	Build + Sell Apartments	Owned
Pacific Ridge	Washington	80	Build + Sell Apartments	Owned
Soundview Estates	Washington	3	Build + Sell Homes	Owned
Tanglewilde	Washington	177	Build + Sell Apartments	Owned
Wyndstone	Washington	75	Build + Sell Apartments	Owned
Westry Village	Washington	66	Build + Sell Townhomes	Controlled
Darkhorse	California	63	Sell Lots	Owned
Sierra College	California	4	Sell Lots	Owned
Winding Lane	California	22	Sell Lots	Owned
Punta Gorda	Florida	189	Build + Sell Condos	Owned
Bunker Ranch	Texas	4	Build + Sell Homes	Owned
Cimarron Hills	Texas	5	Build + Sell Homes	Owned
Creek’s Edge	Texas	2	Build + Sell Homes	Owned
Flintrock Falls	Texas	1	Build + Sell Homes	Owned
La Ventana	Texas	8	Build + Sell Homes	Owned
Siena Creek	Texas	35	Build + Sell Homes	Owned
Stone House	Texas	68	Develop + Sell Lots/ Build + Sell Homes	Owned
Summit Rock	Texas	78	Sell Lots/ Build + Sell Homes	Owned
The Trails of HSB	Texas	10	Sell Lots/ Build + Sell Homes	Owned

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “HCDI.”

Our preferred stock and warrants are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “HCDIP,” “HCDIW,” and “HCDIZ,” respectively.

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

Operating Expenses

Our operating expenses increased by 103.0% to $11.2 million for the year ended December 31, 2021, as compared to $5.5 million for the year ended December 31, 2020. The increase in total operating expenses is primarily attributable to the following:

1)	Payroll and related benefits increased by $1.7 million due to increase in staff from the continued investment in our public company infrastructure and personnel to support our future growth plan;
2)	Insurance costs increased by $1.1 million, primarily driven by the purchase of director’s and officer’s insurance;
3)	Professional fees and investor relations costs increased by $0.5 million, and $0.4 million, respectively, primarily driven by establishing and maintaining public company infrastructure and oversight;
4)	Additional depreciation expense of $0.5 million related to equipment additions;

5)	Stock compensation costs increased by $0.4 million, primarily driven by stock options and restricted stock issued to directors, executives, and employees; and
6)	Additional right of use expense of $0.3 million from leasing an office space in Tacoma, Washington for new headquarters.

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

Liabilities

Liabilities increased to $70.0 million as of December 31, 2021 from $27.2 million as of December 31, 2020. This increase is primarily attributable to the following:

1.	An increase in construction loans of $25.4 million due to purchases of real estate;
2.	An increase in related party construction loans of $7.6 million due to purchases of real estate; and
3.	An increase in accounts payable and accrued expenses of $8.0 million primarily due to the increase of real estate projects in process and income tax payable.

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

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements.

Implications of Being an Emerging Growth Company

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include:

●	a requirement to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in a public offering registration statement;
●	an exemption to provide less than five years of selected financial data in a public offering registration statement;
●	an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act (“SOX”) in the assessment of the emerging growth company’s internal control over financial reporting;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit partner rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer.

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

At December 31, 2021, we had outstanding fixed-rate borrowings of approximately $55.1 million.

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

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 1 to the consolidated financial statements, management identified a correction of an error which impacted the diluted earnings per share for the year ended December 31, 2021.

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

Somerset, New Jersey

March 24, 2022 except for Note 1 – Restatement and updates to Note 2 – Nature of Operations and Summary of Significant Accounting Policies - “Earnings (Loss) Per Share” as to which the date is May 2, 2022

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

COMMITMENTS AND CONTINGENCIES - SEE NOTE 14

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

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021 and 2020

	2021	2020

Sales	$72,352,700	$50,397,000

Cost of Sales	50,419,400	48,393,800

Gross Profit	21,933,300	2,003,200

Operating Expenses	11,151,600	5,493,900

Operating Income (Loss)	10,781,700	(3,490,700)

Other Income (Expense)
Loss on Sale of Equipment	(35,900)	(267,700)
Forgiveness of Debt PPP Loan	10,000	562,300
Other Income	146,000	4,000
Other Expense	(28,800)	(70,300)
Interest Expense	(249,300)	(382,900)
Total Other Income (Expense)	(158,000)	(154,600)

Income (Loss) Before Income Tax	10,623,700	(3,645,300)

Income Tax Expense	1,766,900	116,800

Net Income (Loss)	8,856,800	(3,762,100)

Net Loss Attributable to Non-controlling interests	(1,700)	(229,300)
Preferred Dividends	(2,724,900)	—

Net Income (Loss) Attributable to Common Stockholders	$6,133,600	$(3,532,800)

Earnings (Loss) Per Share - Basic	$0.43	$(0.84)
Earnings (Loss) Per Share - Diluted	$0.41	$(0.84)

Weighted Average Common Shares Outstanding - Basic	14,336,748	4,214,418
Weighted Average Common Shares Outstanding - Diluted	21,793,582	4,214,418

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

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Periods January 1, 2020 through December 31, 2021

	Common Stock		Preferred Stock		Additional	Retained Earnings	Stockholders’	Non-	Total
	Shares Issued	No Par	Shares Issued	No Par	Paid in Capital	(Accumulated Deficit)	Equity (Deficit)	Controlling Interest	Equity (Deficit)
Balance, January 1, 2020	3,513,517	$670,900			$119,100	$(954,300)	$(164,300)	$(1,060,600)	$(1,224,900)

Net proceeds from issuance of common stock	2,031,705	10,789,000					10,789,000		10,789,000
Conversion of related party debt to common stock	82,826	497,000					497,000		497,000
Stock Compensation Expense	8,500				115,700		115,700		115,700
Net Loss						(3,532,800)	(3,532,800)	(229,300)	(3,762,100)

Balance, December 31, 2020	5,636,548	$11,956,900	—	$—	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

Net proceeds from issuance of common stock	9,200,000	25,101,000					25,101,000		25,101,000
Exercise of stock options	45,046				18,000		18,000		18,000
Stock Compensation Expense	60,500				499,900		499,900		499,900
Net proceeds from issuance of Preferred Stock			4,020,555	66,572,300			66,572,300		66,572,300
Preferred Stock Dividends						(2,724,900)	(2,724,900)		(2,724,900)
Repurchase of Stock	(1,806,752)	(5,000,000)					(5,000,000)		(5,000,000)
Conversion of Preferred stock	20,000	64,800	(3,600)	(64,800)
Net Income (Loss)						8,858,500	8,858,500	(1,700)	8,856,800

Balance, December 31, 2021	13,155,342	$32,122,700	4,016,955	$66,507,500	$752,700	$1,646,500	$101,029,400	$(1,291,600)	$99,737,800

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

	Year Ended December 31, 2021
	As Previously Reported	Restated	Net Effect
CONSOLIDATED STATEMENT OF OPERATIONS
Net Income (Loss) Per Share - Diluted	$0.24	$0.41	$0.17
Weighted Average Common Shares Outstanding - Basic	14,336,789	14,336,748	(41)
Weighted Average Common Shares Outstanding - Diluted	36,915,491	21,793,582	(15,121,909)

NOTE 2 Earnings (Loss) Per Share
Denominator:
Weighted average common shares outstanding - basic	14,336,789	14,336,748	(41)

Options	19,482	147,441	127,959
Warrants	144,456	19,426	(125,030)
Restricted Stock Awards	29,890	1,789	(28,101)
Convertible Preferred Stock	22,384,874	7,288,178	(15,096,696)

Weighted average common shares outstanding and assumed conversion - diluted	36,915,491	21,793,582	(15,121,909)

Diluted net income (loss) per common share	$0.24	$0.41	$0.17

(a) – Outstanding shares of anti-dilutive securities excluded:
Common stock securities	18,901,282	18,779,335	(121,947)
Convertible preferred stock securities*	-	12,000	12,000

*	Preferred stock is convertible into common shares on a 5.556 to 1 ratio.

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

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on The Nasdaq Stock Market LLC (“Nasdaq”) on August 28, 2020.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follows (all entities are formed as Washington LLC’s):

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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator:
Net income (loss) attributable to common stockholders	$6,133,600	$(3,532,800)
Effect of dilutive securities:	2,724,900	—

Diluted net income (loss)	$8,858,500	$(3,532,800)

Denominator:
Weighted average common shares outstanding - basic	14,336,748	4,214,418
Dilutive securities (a):
Options	147,441	—
Warrants	19,426	—
Restricted Stock Awards	1,789	—
Convertible Preferred Stock	7,288,178	—

Weighted average common shares outstanding and assumed
conversion – diluted	21,793,582	4,214,418

Basic net income (loss) per common share	$0.43	$(0.84)

Diluted net income (loss) per common share	$0.41	$(0.84)

(a) – Outstanding shares of anti-dilutive securities excluded:
Common stock securities	18,779,335	241,609
Convertible preferred stock securities*	12,000	—

*	Preferred stock is convertible into common shares on a 5.556 to 1 ratio.

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

Restricted Cash

On August 10, 2021, the Company entered a Letter of Credit (“LOC”) agreement with WaFd bank in the amount of $0.6 million. The Company signed a lease on October 5, 2021 for a new office space. The landlord of the property, University Street Properties I, LLC, is the beneficiary of the LOC. The amount of funds that cover this LOC were moved by the WaFd bank to a controlled account on August 13, 2021. (See Note 10. Letter of Credit).

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

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e., design, engineering, procurement of material, etc.) should not be recognized as the Company does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the caption “Contract Asset, net” which is further disclosed in Note 20. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract would be reflected as a current liability in the Company’s balance sheet.

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

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. The ASU 2020-06 had an impact on the Company’s preferred stock disclosures and EPS as well as eliminating the accounting for beneficial conversion features.

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

5. PROPERTY AND EQUIPMENT

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

6. REAL ESTATE

Real Estate consisted of the following components:

	December 31, 2021	December 31, 2020

Land Held for Development	$73,524,400	$9,532,800
Construction in Progress	43,362,700	9,042,700
Held for Sale	5,249,000	1,794,800
	$122,136,100	$20,370,300

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2021	December 31, 2020

Trade Accounts Payable	$5,558,400	$2,358,800
Income Tax Payable	2,415,900	—
Accrued Compensation, Bonuses, and Benefits	1,071,700	108,900
Accrued Quarry Reclamation Costs	500,000	124,500
Retainage Payable	445,800	—
Other Accruals	671,000	107,800
	$10,662,800	$2,700,000

8. EQUIPMENT LOANS

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

9. CONSTRUCTION LOANS

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

10. LETTER OF CREDIT

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

11. NOTE PAYABLE D&O INSURANCE

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

12. NOTE PAYABLE PPP

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

13. DEFINED CONTRIBUTION PLAN

Effective January 1, 2016, the Company established a 401(k) plan for qualifying employees; employee contributions are voluntary. Company contributions to the plan for the years ended December 31, 2021 and 2020 were $0.1 million and $0.1 million, respectively.

14. COMMITMENTS AND CONTINGENCIES

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

15. RELATED PARTY TRANSACTIONS

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

16. LEASES

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

17. INCOME TAX

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

18. STOCKHOLDERS’ EQUITY

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

Repurchase of Equity Securities

On November 3, 2021, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock beginning November 22, 2021. The amount of the repurchase program represented approximately 17% of the outstanding shares of the Company’s common stock valued at the closing price on November 3, 2021. During the year ended December 31, 2021, the Company repurchased 1,806,752 shares of common stock under this repurchase program at an average price of $2.77 per share for a total of approximately $5.0 million.

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

19. SEGMENTS

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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue by segment
Homes	$17,654,600	$37,276,400
Developed lots	26,825,500	12,538,000
Entitled land	20,625,000	—
Fee Build	6,802,900	—
Other	444,700	582,600
	$72,352,700	$50,397,000

Cost of goods sold by segment
Homes	$15,168,500	$35,140,000
Developed lots	15,885,300	13,253,800
Entitled land	11,689,100	—
Fee Build	5,991,300	—
Other	1,685,200	—
	$50,419,400	$48,393,800

Gross profit (loss) by segment
Homes	$2,486,100	$2,136,400
Developed lots	10,940,200	(715,800)
Entitled land	8,935,900	—
Fee Build	811,600	—
Other	(1,240,500)	582,600
	$21,933,300	$2,003,200

20. UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Costs incurred on uncompleted contracts	$5,991,300	$—
Estimated earnings	811,600	—
Costs and estimated earnings on uncompleted contracts	6,802,900	—
Billings to date	4,635,700	—
Costs and estimated earnings in excess of billings on uncompleted contracts	2,167,200	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—
Total earnings from completed and uncompleted contracts	$2,167,200	$—

The contract asset of $2.2 million consists of estimated earnings of $0.8 million and costs in excess of billings of $1.4 million. The uncollected billings as of December 31, 2021 were $1.0 million.

21. SUBSEQUENT EVENTS

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following is a summary of the elements of our compensation arrangements paid to our executive officers for fiscal years 2021 and 2020.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Sterling Griffin	2021	442,750		31,200	(1)	—		164,690	(2)	638,640
Chief Executive Officer and President	2020	420,000		22,650	(3)	35,154	(4)	60,539	(5)	538,343

Jeffrey Habersetzer,	2021	199,250		—		133,787	(6)	19,892	(7)	352,929
Chief Operating Officer	2020	123,854				51,644	(8)	3,209	(9)	178,707

Lance Brown,	2021	43,616	(10)	216,000	(11)	—		17,942	(12)	277,558
Chief Financial Officer

Lynda Meadows	2021	141,192	(13)	—		133,787	(14)	53,054	(15)	328,033
Former Chief Financial Officer	2020	56,167	(16)	—		81,044	(17)	—		137,211

Tim O’Sullivan	2021	143,023	(18)	—		—		14,312	(19)	157,335
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

(10) Mr. Brown was hired on November 1, 2021. This amount reflects the pro-rated portion of Mr. Brown’s annual salary.

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

(18) Mr. O’Sullivan was acting as interim Chief Financial Offer, effective August 24, 2021 until we appointed Mr. Brown as Chief Financial Officer on November 1, 2021. This amount represents the annual salary paid to Mr. O’Sullivan. Mr. O’Sullivan resigned on February 24, 2022.

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

Stock Award plan. Certain executives were issued restricted stock units (“RSUs”) pursuant to our 2020 Restricted Stock Plan. We plan to continue to offer RSUs awards to executives, in the discretion of the Compensation Committee, considering the executive’s role and other compensation.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our executive officers as of December 31, 2021:

Name and Principal Position	Grant Date	Number of Securities Underlying Options	Vesting Commencement Date		Exercise Price per share	Expiration Date
Sterling Griffin,	12/31/2018	67,568	1/1/2019	(1)	$0.44	12/31/2023
Chief Executive Officer and President	10/13/2020	20,000	12/31/2020	(2)	$5.15	10/13/2030

Jeffrey Habersetzer,	12/19/2019	9,010	12/19/2019	(3)	$0.40	12/19/2029
Chief Operating Officer	9/1/2020	20,000	9/1/2020	(4)	$6.50	9/1/2030
	6/28/2021	100,000	6/28/2021	(5)	$3.25	6/28/2031

Tim O’Sullivan	8/12/2019	16,217	9/1/2022	(6)	$0.40	8/11/2029
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

(6) Mr. O’Sullivan was granted 16,217 stock options pursuant to our 2018 Equity Incentive Plan, whereby one thirty-six of the shares vest each month, beginning September 1, 2019. The exercise price of the stock options is $0.40.

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

Employment Agreements with our Named Executive Officers

Employment Agreement with Sterling Griffin

We have an employment agreement with Sterling Griffin as our Chief Executive Officer and President, effective January 1, 2019. This employment agreement is for a term of ten years with automatic one-year renewals unless either party gives notice of termination at least 30 days prior to the expiration of its initial term or any renewal term. Mr. Griffin is entitled to an annual salary of $420,000, discretionary bonuses in the discretion of the board of directors, 67,568 options pursuant to the 2018 Equity Incentive Plan, an automobile allowance in the discretion of the board, and participation in all benefit plans, such as paid vacation and health insurance. In the event of our termination of Mr. Griffin without cause, Mr. Griffin is entitled to 26 weeks of his then salary as severance. On June 11, 2021, Mr. Griffin’s salary was increased to $462,000.

In addition to the 2021 compensation listed above, Mr. Griffin received a cash bonus of $217,140 from 2021 performance on January 18, 2022, and he was granted 28,200 common shares pursuant to the Company’s Restricted Stock Plan on January 10, 2022.

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

On February 7, 2022, Mr. Habersetzer’s salary was increased to $280,000, and was awarded a cash bonus of $105,750 from 2021 performance on January 18, 2022. He was also granted 28,200 shares of common stock pursuant to the Company’s Restricted Stock Plan on January 10, 2022.

Employment Agreement with Lance Brown

On November 1, 2021, the Company entered into an employment agreement with Lance Brown to serve the Company as Chief Financial Officer, reporting to our Chief Executive Officer. The employment agreement is for a term of three years, and will automatically renew for additional one year periods unless either party provides the other party with notice of non-renewal at least 90 days before any such anniversary. In accordance with the terms of the employment agreement, Mr. Brown is paid an annual salary of $280,000 and has the opportunity to earn an annual target bonus of 50% of his base salary with the actual payout determined based on the achievement of annual individual and Company performance objectives established by the Compensation Committee of the BOD. In addition, Mr. Brown received a one-time sign on bonus of $75,000, which was paid on January 14, 2022 and was granted 100,000 shares of common stock pursuant to the Company’s Restricted Stock Plan, 33,333 shares of which will vest on November 8, 2022, and thereafter, the remaining 66,666 shares will vest on a quarterly basis in eight equal installments, whereby all shares shall be vested by November 8, 2024. Mr. Brown may participate in all benefit plans, such as paid vacation, health insurance, and our 401k program. In the event of our termination of Mr. Brown without cause, Mr. Brown is entitled to 100% of his annual base salary plus 100% of his target annual bonus as severance. Additionally, all outstanding restricted stock units and other previously granted awards that would have vested within 12 months of the date of termination shall become fully vested.

On January 14, 2022, Mr. Brown was awarded a cash bonus of $21,633 from 2021 performance and was granted 4,700 shares of common stock pursuant to the Company’s Restricted Stock Plan on January 10, 2022.

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

Offer Letter with Tim O’Sullivan

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth the beneficial ownership of our common stock as of March 21, 2022 by:

●	each director;
●	each named executive officer;
●	all of our directors and executive officers as a group; and
●	each person known by us to be the beneficial owner of 5% or more of our outstanding common stock.

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

(9) Unless otherwise indicated, the address of each beneficial owner is 11505 Burnham Drive, Suite 301, Gig Harbor, Washington 98332.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to Note 15. Related Party Transactions in the Notes to Consolidated Financial Statements (Part II - Item 8) for disclosure on related party transactions, which is incorporated by reference herein.

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

Director Independence

We ceased to be a “controlled company” under the Nasdaq rules on August 28, 2020. We are taking advantage of the phase-in transition periods specified in the Nasdaq rules.

We currently have five independent directors on our board of directors. We use Nasdaq’s definition of “independence” to make this determination. Nasdaq provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship with which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;
●	the director who accepted or who has a Family Member who accepted any compensation from the Company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (subject to certain exemptions, including, among other things, compensation for board or board committee service);
●	the director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the Company as an Executive Officer;
●	the director who is, or has a Family Member who is, a partner in, or a controlling Shareholder or an Executive Officer of, any organization to which the Company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more (subject to certain exemptions); or
●	the director of the Company who is, or has a Family Member who is, employed as an Executive Officer of another entity where at any time during the past three years any of the Executive Officers of the Company serve on the Compensation Committee of such other entity; or
●	the director who is, or has a Family Member who is, a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years.

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

We have established a written charter for our Audit Committee, in which we set forth the duties of the Audit Committee to, among other matters, oversee (i) our financial reporting, auditing, and internal control activities; (ii) the integrity and audits of our financial statements; (iii) our compliance with legal and regulatory requirements; (iv) the qualifications and independence of our independent auditors; (v) the performance of our internal audit function and independent auditors; and (vi) our overall risk exposure and management. Duties of the Audit Committee include:

●	annually review and assess the adequacy of the Audit Committee charter and the performance of the Audit Committee;
●	be responsible for the appointment, retention, and termination of our independent auditors and determine the compensation of our independent auditors;
●	review with the independent auditors the plans and results of the audit engagement;
●	evaluate the qualifications, performance, and independence of our independent auditors;
●	have sole authority to approve in advance all audit and non-audit services by our independent auditors, the scope and terms thereof, and the fees therefor;
●	review the adequacy of our internal accounting controls; and
●	meet at least quarterly with our executive officers, internal audit staff, and our independent auditors in separate executive sessions.

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Conversion and Articles of Incorporation of the Registrant filed with the Washington Secretary of State on October 1, 2018	S-1	3.1	3/31/2020
3.2	Amended and Restated Articles of Incorporation of the Registrant filed with the Washington Secretary of State on December 7, 2018	S-1	3.2	3/31/2020
3.3	Amended and Restated Articles of Incorporation of the Registrant filed with the Washington Secretary of State on August 1, 2019	S-1	3.3	3/31/2020
3.4	2nd Amended and Restated Bylaws of the Registrant, dated January 15, 2020	S-1	3.4	3/31/2020
3.5	Amended Articles of Incorporation of the Registrant filed with the Washington Secretary of State on April 16, 2020	S-1	3.5	4/28/2020
4.1	2018 Incentive and Non-Statutory Stock Option Plan, dated November 19, 2018	S-1	4.1	3/31/2020
4.2	2020 Restricted Stock Plan, dated October 13, 2020	10-Q	10.1	11/16/2020
4.3	Certificate of Designation of 8.0% Series A Cumulative Convertible Preferred Stock, filed with the Washington Secretary of State on June 8, 2021	8-K	3.1	6/10/2021
4.4	Warrant Agency Agreement between the Registrant and Mountain Share Transfer, Inc., dated June 11, 2021	8-K	4.1	6/14/2021
4.5	Certificate of Amendment of Certificate of Designation of 8.0% Series A Cumulative Convertible Preferred Stock, filed with the Washington Secretary of State on August 13, 2021	S-1	3.7	9/10/2021
4.6	Warrant Agency Agreement between the Registrant and Mountain Share Transfer, Inc., dated October 7, 2021	8-K	4.1	10/08/2021
10.1	Service Agreement between the Registrant and Hanover International, Inc., dated May 1, 2018 and Addendum to Service Agreement between the Registrant and Hanover International, Inc., dated November 29, 2018	S-1	10.1	3/31/2020
10.2	Independent Contractor Agreement between the Registrant and Richard Schmidtke dated, August 21, 2018 and Addendum to Independent Contractor’s Agreement between the Registrant and Richard Schmidtke, dated September 30, 2018	S-1	10.2	3/31/2020
10.3	Director Agreement between the Registrant and Richard Schmidtke, dated October 17, 2018	S-1	10.4	3/31/2020
10.4	Executive Employment Agreement between the Registrant and Sterling Griffin, effective January 1, 2019	S-1	10.7	3/31/2020
10.5	Independent Director Agreement with Larry Swets, dated March 22, 2020	S-1	10.11	3/31/2020
10.6	SoundEquity, Inc. Loan Package, dated November 13, 2019	S-1	10.12	4/28/2020
10.7	Indemnification Agreement between the Registrant and Larry Swets, dated June 1, 2020	S-1	10.17	6/19/2020
10.8	Agreement of Sale of Future Receivables between the Registrant and Libertas Funding, LLC, dated August 12, 2020	S-1	10.17	1/7/2021

10.9	Offer of Employment to Jeff Habersetzer from the Registrant dated December 18, 2019	S-1	10.24	1/7/2021
10.10	Lease Agreement between Burnham Partners LLC and the Registrant dated February 18, 2021	10-K	10.22	3/31/2021
10.11	SoundEquity, Inc. Loan Package, dated October 4-5, 2021	10-K	10.25	3/31/2021
10.12	Promissory Note between the Registrant and Sound Capital Loans, LLC, dated January 22, 2021	10-K	10.26	3/31/2021
10.13	Lease Agreement between University Street Properties I, LLC and the Registrant dated July 27, 2021	10-K	10.13	3/24/2022
10.14	Offer of Employment to Lance Brown from the Registrant dated November 1, 2021.	10-K	10.14	3/24/2022
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1		X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1		X
101. INS	Inline XBRL Instance Document
101. SCH	Inline XBRL Taxonomy Extension Schema Document
101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	Inline XBRL Taxonomy Extension definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Signature	Title	Date

/s/ Sterling Griffin	President, Chief Executive Officer, Chairman of the Board, and Director	April 29, 2022
Sterling Griffin	(Principal Executive Officer)

/s/ Lance Brown	Chief Financial Officer	April 29, 2022
Lance Brown	(Principal Financial and Accounting Officer)

/s/ Richard Schmidtke	Director	April 29, 2022
Richard Schmidtke

/s/ Larry Swets	Director	April 29, 2022
Larry Swets

/s/ Dennis Wong	Director	April 29, 2022
Dennis Wong

/s/ Wally Walker	Director	April 29, 2022
Wally Walker

/s/ Karen Bryant	Director	April 29, 2022
Karen Bryant

/s/ Chris Corr	Director	April 29, 2022
Chris Corr

