Form 10-Q
period 2022-03-31
Harbor Custom Development, Inc.
filed 2022-05-12
CIK 1784567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39266
HARBOR CUSTOM DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)

Washington	46-4827436
(State of organization)	(I.R.S. Employer Identification No.)

1201 Pacific Avenue, Suite 1200
Tacoma, Washington 98402
(Address of principal executive offices)
(253) 649-0636
Registrant’s telephone number, including area code

11505 Burnham Dr., Suite 301
Gig Harbor, Washington 98332
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
There are 14,582,434 shares of common stock outstanding as of May 9, 2022.

PART I
ITEM 1. FINANCIAL STATEMENTS

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Cash	$22,274,900	$25,629,200
Restricted Cash	597,600	597,600
Accounts Receivable, net	1,177,200	1,113,500
Contract Assets, net	2,639,100	2,167,200
Notes Receivable	12,746,800	2,000,000
Prepaid Expense and Other Assets	2,526,000	2,778,100
Real Estate	129,069,400	122,136,100
Property, Plant and Equipment, net	9,938,400	9,199,700
Right of Use Assets	2,535,000	3,429,700
Deferred Tax Assets	1,014,100	649,000
TOTAL ASSETS	$184,518,500	$169,700,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$15,917,300	$10,662,800
Dividends Payable	670,900	670,900
Deferred Revenue	123,000	44,800
Revolving Line of Credit Loan, net of Debt Discount of $1.1 million and $0 respectively	10,987,000	—
Equipment Loans	5,167,600	5,268,500
Note Payable D&O Insurance	519,400	903,800
Finance Leases	129,900	543,400
Construction Loans, net of Debt Discount of $1.6 million and $4.4 million respectively	37,080,400	34,957,100
Construction Loans - Related Party, net of Debt Discount of $0.03 million and $1.1 million respectively	10,940,200	13,426,600
Right of Use Liabilities	3,361,200	3,484,400
TOTAL LIABILITIES	$84,896,900	$69,962,300

COMMITMENTS AND CONTINGENCIES - SEE NOTE 12

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par, 10,000,000 shares authorized and 4,016,955 issued and outstanding at March 31, 2022 and December 31, 2021	$66,507,500	$66,507,500
Common Stock, No Par, 50,000,000 shares authorized and 13,237,179 issued and outstanding at March 31, 2022 and 13,155,342 issued and outstanding at December 31, 2021	32,133,200	32,122,700
Additional Paid In Capital	993,200	752,700
Retained Earnings (Accumulated Deficit)	(12,300)	1,646,500
Total Stockholders’ Equity	99,621,600	101,029,400
Non-Controlling Interest	—	(1,291,600)
TOTAL STOCKHOLDERS’ EQUITY	99,621,600	99,737,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,518,500	$169,700,100
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2022	2021

Sales	$28,581,000	$13,874,200

Cost of Sales	22,526,300	13,267,000

Gross Profit	6,054,700	607,200

Operating Expenses	3,839,300	2,049,800

Operating Income (Loss)	2,215,400	(1,442,600)

Other Income (Expense)
Loss on Sale of Equipment	—	(35,900)
Other Income	7,900	27,400
Interest Income	55,000	—
Interest Expense	(124,500)	(98,100)
Total Other Expense	(61,600)	(106,600)

Income (Loss) Before Income Tax	2,153,800	(1,549,200)

Income Tax Expense	508,500	—

Net Income (Loss)	1,645,300	(1,549,200)

Net Income (Loss) Attributable to Non-controlling interests	(500)	600
Preferred Dividends	(2,012,500)	—

Net Loss Attributable to Common Stockholders	$(366,700)	$(1,549,800)

Loss Per Share - Basic	$(0.03)	$(0.12)
Loss Per Share - Diluted	$(0.03)	$(0.12)

Weighted Average Common Shares Outstanding - Basic	13,200,758	13,269,055
Weighted Average Common Shares Outstanding - Diluted	13,200,758	13,269,055
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$1,645,300	$(1,549,200)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	303,800	240,200
Amortization of right of use assets	195,500	70,900
Lease incentives	260,100	—
Loss on sale of equipment	—	35,900
Stock compensation	242,400	115,100
Forgiveness on PPP loan	—	(10,000)
Amortization of revolver issuance costs	45,700	—
Net change in assets and liabilities:
Accounts receivable	(63,700)	43,600
Retainage receivable	—	(250,000)
Contract assets	(471,900)	—
Notes receivable	(10,746,800)	—
Prepaid expenses and other assets	691,500	155,200
Real estate	(6,347,500)	(14,712,100)
Deferred tax asset	(365,100)	—
Accounts payable and accrued expenses	5,254,600	(93,800)
Deferred revenue	78,200	(896,300)
Payments on right of use liability	(123,200)	(66,100)
NET CASH USED IN OPERATING ACTIVITIES	(9,401,100)	(16,916,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,042,600)	(149,100)
Proceeds on the sale of equipment	—	69,500
NET CASH USED IN INVESTING ACTIVITIES	(1,042,600)	(79,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans	6,640,800	4,645,000
Payments on construction loans	(6,930,800)	(5,070,500)
Financing fees construction loans	(577,500)	(92,900)
Related party construction loans	3,757,300	4,708,800
Payments on related party construction loans	(3,838,700)	(4,424,300)
Financing fees related party construction loans	—	(376,900)
Revolving line of credit loan	12,038,900	—
Financing fees revolving line of credit loan	(1,097,700)	—
Payments on financing leases	(43,500)	(101,300)
Payments on PPP loan	—	(3,400)
Repayments on note payable D&O insurance	(384,500)	(368,500)
Net proceeds from issuance of common stock	—	25,101,000
Preferred dividends	(2,012,500)	—
Payments on equipment loans	(471,000)	(415,600)
Proceeds from exercise of stock options	8,600	18,000
Deferred offering cost	—	27,300
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,089,400	23,646,700

NET (DECREASE) INCREASE IN CASH AND RESTRICTED CASH	(3,354,300)	6,650,500

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	26,226,800	2,396,500

CASH AND RESTRICTED CASH AT END OF PERIOD	$22,872,500	$9,047,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,093,800	$98,100

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Refinancing of construction loans	$4,478,000	$—
Financing of fixed asset additions	$—	$725,400
Conversion of finance lease to equipment loan	$370,100	$—
Amortization of debt discount capitalized	$585,900	$586,600
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Shares Issued	No Par	Shares Issued	No Par

Balance, January 1, 2021	5,636,548	$11,956,900	—	—	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

Net proceeds from issuance of common stock	9,200,000	25,101,000					25,101,000		25,101,000
Exercise of Stock Options	45,046				18,000		18,000		18,000
Stock Compensation Expense	8,500				115,100		115,100		115,100
Net Income (Loss)	—					(1,549,800)	(1,549,800)	600	(1,549,200)

Balance, March 31, 2021	14,890,094	$37,057,900	—	$—	$367,900	$(6,036,900)	$31,388,900	$(1,289,300)	$30,099,600

Balance, January 1, 2022	13,155,342	32,122,700	4,016,955	66,507,500	752,700	1,646,500	101,029,400	(1,291,600)	99,737,800

Preferred Dividends						(2,012,500)	(2,012,500)		(2,012,500)
Exercise of Stock Options	21,623	10,500			(1,900)		8,600		8,600
Stock Compensation Expense	60,214				242,400		242,400		242,400
Dissolution of Non-Controlling Interest						(1,292,100)	(1,292,100)	1,292,100	—
Net Income (Loss)						1,645,800	1,645,800	(500)	1,645,300

Balance, March 31, 2022	13,237,179	$32,133,200	4,016,955	$66,507,500	$993,200	$(12,300)	$99,621,600	$—	$99,621,600
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on The Nasdaq Stock Market LLC ("Nasdaq”) on August 28, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follows (all entities are formed as Washington LLC's):

Names	Dates of Formation	Attributable Interest
		March 31, 2022	December 31, 2021
Saylor View Estates, LLC*	March 30, 2014	N/A	51%
Harbor Materials, LLC**	July 5, 2018	N/A	N/A
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	100%
Tanglewilde, LLC	June 25, 2021	100%	100%
HCDI FL CONDO LLC	August 3, 2021	100%	100%
HCDI Mira, LLC	August 30, 2021	100%	100%
HCDI Bridgeview LLC	October 28, 2021	100%	100%
HCDI Wyndstone, LLC	September 15, 2021	100%	100%
HCDI Semiahmoo, LLC	December 17, 2021	100%	100%

*Saylor View Estates, LLC was voluntarily dissolved with the State of Washington as of January 20, 2022.
**Harbor Materials, LLC was voluntarily dissolved with the State of Washington as of January 29, 2021.

As of March 31, 2022 and December 31, 2021, the aggregate non-controlling interest was $0 and $(1.3) million, respectively.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The accompanying unaudited condensed consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

All numbers in the financial statements are rounded to the nearest $100, except for Earnings (Loss) per Share ("EPS") data, and numbers in the notes to the financial statements are rounded to the nearest million.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee and non-employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which is based on the estimated number of awards that are ultimately expected to vest.

Options and warrants are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. The Company accounts for forfeitures of stock options as they occur. When forfeitures occur, previously recognized compensation cost is reversed in the period of the forfeiture.

Stock-based compensation expenses are included in operating expenses in the condensed consolidated statement of operations.

For the three months ended March 31, 2022 and 2021 when computing fair value of share-based payments, the Company has considered the following variables:

	March 31, 2022	March 31, 2021
Risk-free interest rate	1.73% - 2.14%	0.23%
Exercise price	$2.00 - $3.00	$3.75
Expected life of grants	3.93 - 6.50	2.75
Expected volatility of underlying stock	42.39% - 48.13%	53.52%
Dividends	—	—

The expected term is computed using the “simplified” method as permitted under the provisions of FASB ASC Topic 718-10-S99. The Company uses the simplified method to calculate the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The share price is the public trading price at the time of grant. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock, as the stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Earnings (Loss) Per Share

EPS is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to 260-10-45 of the FASB ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of common shares and denominator may have to adjust to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through a contingent shares issuance arrangement, stock options, warrants, RSUs, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and if-converted method is used for convertible preferred stock as prescribed in FASB ASC Topic 260.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share for the three months ended March 31, 2022 and 2021.

	March 31, 2022	March 31, 2021
Numerator:
Net loss attributable to common stockholders	$(366,700)	$(1,549,800)
Effect of dilutive securities:	—	—

Diluted net loss	$(366,700)	$(1,549,800)

Denominator:
Weighted average common shares outstanding - basic	13,200,758	13,269,055
Dilutive securities (a):
Restricted Stock Awards	—	—
Options	—	—
Warrants	—	—
Convertible Preferred Stock	—	—

Weighted average common shares outstanding and assumed conversion – diluted	13,200,758	13,269,055

Basic net loss per common share	$(0.03)	$(0.12)

Diluted net loss per common share	$(0.03)	$(0.12)

(a) - Outstanding anti-dilutive securities excluded:
Unvested restricted stock units	127,500	—
Stock options	468,925	256,345
Warrants to purchase common stock	18,586,859	22,525
Convertible preferred stock	4,016,955	—
Warrants to purchase convertible preferred stock	12,000	—
*Preferred stock is convertible into common shares on a 5.556 to 1 ratio.

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

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

Restricted Cash

On August 10, 2021, the Company entered into a Letter of Credit (“LOC”) agreement with WaFd bank in the amount of $0.6 million. The Company signed a lease on October 5, 2021 for a new office space. The landlord of the property, University Street Properties I, LLC, is the beneficiary of the LOC. The amount of funds that cover this LOC were moved by the WaFd bank to a controlled account on August 13, 2021. (See Note 10. Letter of Credit).

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides for an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for doubtful accounts was $0 as of March 31, 2022 and December 31, 2021.

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

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC Topic 805, “Business Combinations,” where acquired assets are recorded at fair value. Interest, property taxes, insurance, and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are expensed when the underlying asset is sold.

The Company capitalized interest from related party borrowings of $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The Company capitalized interest from third-party borrowings of $0.8 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

In addition to the annual assessment of potential triggering events in accordance with FASB ASC Topic 360, the Company applies a fair value-based impairment test to the net book value of assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

As of March 31, 2022 and December 31, 2021, the Company did not identify any triggering events that would require further investigation under ASC 360.

Revenue and Cost Recognition

FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contract to provide goods or services to customers.

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

A detailed breakdown of the five-step process for the revenue recognitions as follows:

Homes, Developed Lots, and Entitled Land

1. Identify the contract with a customer.

The Company signs an agreement with a buyer to purchase the parcel of entitled land, developed lots that have completed infrastructure and completed home.

2. Identify the performance obligations in the contract.

Performance obligations of the Company include delivering entitled land, developed lots and completed homes to the customer, which are required to meet certain specifications outlined in the contract.

3. Determine the transaction price.

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

4. Allocation of the transaction price to performance obligations in the contract.

The parcel, lots, and home are a separate performance obligation for which the specific price is in the contract.

5. Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue when title is transferred. The Company does not have any further performance obligations once title is transferred.

Fee Build

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

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e., design, engineering, procurement of material, etc.) should not be recognized as the Company does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the caption “Contract Asset, net” which is further disclosed in Note 17. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract would be reflected as a current liability in the Company’s balance sheet.

Revenues from contracts with customers are summarized by category as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Homes	$12,274,500	$6,814,200
Developed Lots	9,080,000	7,000,000
Entitled Land	4,480,000	—
Fee Build	2,713,900	—
Construction Materials	32,600	60,000
Total Revenue	$28,581,000	$13,874,200

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Performance obligations satisfied at a point in time	$25,867,100	$13,874,200
Performance obligations satisfied over time	2,713,900	—
Total Revenue	$28,581,000	$13,874,200

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

Income Taxes
Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. Management applies the criteria established under FASB ASC Topic 740, Income Taxes to determine if any valuation allowances are needed each year.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. There are no uncertain tax positions as of March 31, 2022 and December 31, 2021.

Recent Accounting Pronouncements

On May 3, 2021, the FASB released ASU No. 2021-04, Compensation – Earning Per Share (Topic 260), Debt - Modifications and Extinguishments (subtopic 470-50), Compensation - Stock compensation (Topic 718), Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example warrants) that remain equity classified after modification or exchange. The standard is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-04 on January 1, 2022, however the adoption did not have an impact on the Company's Financial Statements.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of March 31, 2022 and December 31, 2021, there were no impairment losses recognized for long-lived assets.

2. CONCENTRATIONS

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances generally exceed the federal insurance limits. Uninsured cash balances were $20.8 million and $24.5 million as of March 31, 2022 and December 31, 2021, respectively.

Revenue Concentrations

Homes

There were no concentrations in relation to the homes revenue segment for the three months ended March 31, 2022 and 2021.

Developed Lots

SAC Land Dev LLC and Suhail Ahmad, Muhammad Azhar Chaudhary and Ghulam Murtaza represented 62% and 26%, respectively of the developed lots revenue for the three months ended March 31, 2022. Lennar Northwest, Inc. represented 100% of the developed lots revenue for the three months ended March 31, 2021.

Entitled Land

Noffke Horizon View LLC represented 100% of the entitled land revenue for the three months ended March 31, 2022.

Fee Build

Lennar Northwest, Inc. represented 100% of fee build revenue for the three months ended March 31, 2022.

3. NOTES RECEIVABLE

The total principal balance of the notes receivable amounted to $12.7 million These notes arose as financing by the Company for the sale of real estate properties or financing the development of the properties prior to purchasing. These notes are secured by the underlying improved real estate properties and accrue interest at annual rates ranging from 5% to 9%. All payments of principal and interest are due in full between December 31, 2022 and December 20, 2024. The outstanding balance of the notes amounted to $12.7 million and $2.0 million at March 31, 2022 and December 31, 2021, respectively. Interest income was $0.1 million and $0 for the three months ended March 31, 2022 and 2021, respectively. The Company considers the note receivable plus accrued interest to be fully collectible and, therefore, has determined that an allowance is not necessary. The details of notes receivables are as follows:

	March 31, 2022	December 31, 2021
Broadmoor Commons LLC	$624,300	$500,000
Modern Homestead LLC	2,000,000	1,500,000
Rocklin Winding Lane 22, LLC	4,802,500	—
Noffke Horizon View, LLC	3,280,000	—
Suhail Ahmad, Ghulam Murtaza Ansari, and Muhammad Azhar Chaudhary	2,040,000	—
	$12,746,800	$2,000,000

4. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	March 31, 2022	December 31, 2021

Machinery and Equipment	$10,566,900	$10,577,600
Vehicles	71,800	71,800
Furniture and Fixtures	468,600	420,300
Leasehold Improvements	1,086,100	81,200
Total Fixed Assets	12,193,400	11,150,900
Less Accumulated Depreciation	(2,255,000)	(1,951,200)
Fixed Assets, Net	$9,938,400	$9,199,700

Depreciation expense was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

5. REAL ESTATE

Real Estate consisted of the following components:

	March 31, 2022	December 31, 2021

Land Held for Development	$55,395,800	$73,524,400
Construction in Progress	58,264,500	43,362,700
Held for Sale	15,409,100	5,249,000
	$129,069,400	$122,136,100

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2022	December 31, 2021

Trade Accounts Payable	$8,772,500	$5,558,400
Income Tax Payable	3,289,500	2,415,900
Accrued Compensation, Bonuses, and Benefits	649,900	1,071,700
Accrued Quarry Reclamation Costs	442,700	500,000
Retainage Payable	784,800	445,800
Other Accruals	1,977,900	671,000
Total Accounts Payable and Accrued Expenses	$15,917,300	$10,662,800

7. REVOLVING LINE OF CREDIT

On March 7, 2022, the Company entered into a senior secured revolving credit facility "the credit facility" with BankUnited, N.A. for $25.0 million. The credit facility has a 2 year term, with a maturity date of March 7, 2024. The unpaid principal bears interest at a fluctuating rate of interest per annum equal to the daily simple secured overnight financing rate (SOFR) plus the applicable margin of 4.75%. The credit facility is used to fund our general working capital needs and interest is expensed as incurred. For the three months ended March 31, 2022, the Company incurred debt issuance costs of $1.1 million. Amortization of debt discount is recognized ratably over the life of the loan. The credit facility is collateralized by various assets and contains specific financial covenants. As of March 31, 2022 the company was in compliance with these covenants. Interest expense was $0.03 million and $0 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the revolving line of credit loan balance was $12.1 million and the unamortized debt discount balance was $1.1 million.

8. EQUIPMENT LOANS

Equipment loans consists of the following:

	March 31, 2022	December 31, 2021

Various notes payable to banks and financial institutions with interest rates varying from 0% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $11,600 through 2025:	$5,167,600	$5,268,500
Book value of collateralized equipment:	7,612,500	7,229,000

Future equipment loan maturities at March 31, 2022 are as follows:

Year Ending December 31,

2022 (nine months)	$1,512,200
2023	1,860,400
2024	1,613,800
2025	181,200
$5,167,600

Interest expense was $0.04 million and $0.04 million for the three months ended March 31, 2022 and 2021, respectively.

9. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. Most loans are generally on a 1-year term but will be refinanced if the project is not completed within one year and will be due upon the completion of the project. Interest accrues on the loans and is included with the payoff of the loan. Interest ranges from 5% to 9%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. During the quarter ended March 31, 2022, we refinanced construction loans of $4.5 million. These modifications are accounted for as the extinguishment of existing debt and the issuance of new debt. The loan balances related to third party lenders as of March 31, 2022 and December 31, 2021, were $38.7 million and $39.4 million, respectively. The unamortized debt discounts related to these construction loans as of March 31, 2022 and December 31, 2021 were $1.6 million and $4.4 million, respectively. The book value of collateralized real estate as of March 31, 2022 and December 31, 2021 was $129.1 million and $122.1 million, respectively.

10. LETTER OF CREDIT

The Company entered into a letter of credit agreement with WaFd bank of $0.6 million on August 10, 2021. The letter of credit expires February 1, 2032. The interest rate of the letter of credit is Prime plus 1%. The letter of credit has been established for the purpose of collateralizing the Company’s new Tacoma office lease obligations with the landlord, who is the beneficiary of the letter of credit.

11. NOTE PAYABLE DIRECTORS & OFFICERS INSURANCE

The Company purchased Directors & Officers ("D&O") insurance on August 28, 2021 for $1.5 million. A down payment of $0.1 million was made and the remaining balance of $1.4 million was financed over eleven months. The interest rate on the loan is 4.42%. The loan balance as of March 31, 2022 and December 31, 2021 was $0.5 million and $0.9 million respectively.

12. COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On June 15, 2020, the Company entered into a purchase and sale agreement to acquire property for the construction of 33 town homes located in East Bremerton, Washington for $2.0 million. Closing is expected to take place in Q2 2022.

On December 2, 2021, the Company entered into a purchase and sale agreement for the acquisition of 438 acres in Blaine, Washington for $13.5 million. Closing is expected to take place in Q4 2023.

On December 15, 2021, the Company entered into a purchase and sale agreement for the acquisition of 66 town homes located in Poulsbo, Washington for $2.9 million. Closing is expected to take place in Q2 2022.

On March 18, 2022, the Company entered into a purchase and sale agreement for the sale of 112 lots in Burien, Washington for $3.8 million. Closing is expected to take place in Q2 2022.

13. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a former director and minority shareholder, is a partner. These loans were originated between April 2019 and June 2021; all of the loans have a one-year maturity with interest rates ranging between 7.99% and 9.99%. For the three months ended March 31, 2022 and 2021, the Company incurred loan origination fees of $0 and $0.1 million, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of March 31, 2022, and December 31, 2021, there were $0.03 million and $0.2 million of remaining debt discounts, respectively. The interest is capitalized to real estate as incurred. During the three months ended March 31, 2022 and 2021 the Company incurred interest of $0.3 million and $0.2 million, respectively. As of March 31, 2022, and December 31, 2021 the outstanding loan balances were $11.0 million and $14.5 million, respectively.

Robb Kenyon resigned as a director of the Company on July 8, 2021.

Due to Related Party

The Company utilizes a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The quarry is located on land owned by SGRE, LLC which is 100% owned by the Company’s Chief Executive Officer and President. The materials produced by the quarry and sold by the Company to others are subject to a 25% commission payable to SGRE, LLC. The commission expense is recorded in operating expenses. On March 31, 2022 and December 31, 2021, the commission payable was $0.01 million and $0.01 million, respectively. The commission expense for the three months ended March 31, 2022 and 2021, was $0.03 million and $0.02 million, respectively.

14. INCOME TAX

Our effective tax rate for the three months ending March 31, 2022 was 23.6%, compared to 0% for the three months ending March 31, 2021. The increase in the effective tax rate for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is driven by the release of the valuation allowance at December 31, 2021 and nondeductible incentive stock options.

15. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, at no par value per share. At March 31, 2022, the Company has 13,237,179 shares of common stock issued and outstanding.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

At March 31, 2022, the Company is authorized to issue 10,000,000 shares of preferred stock, at no par value per share. As of March 31, 2022, the Company has 4,016,955 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding. The holders of the Series A Preferred Shares are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears starting June 30, 2021 and are entitled to a liquidation preference equal to $25.00 per share plus all accrued and unpaid dividends. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the Board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each of these Series A Preferred Shares, together with accrued but unpaid dividends, is convertible into 5.556 shares of common stock at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears. The Company has accrued dividends of $0.7 million as of March 31, 2022 which were paid to the shareholders on April 11, 2022.

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

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2022	463,251	$2.82
Exercisable – January 1, 2022	343,724	$2.77
Granted	30,000	$2.03
Exercised	(21,623)	$0.40
Forfeited/Cancelled	(2,703)	$0.40
Outstanding – March 31, 2022	468,925	$2.76
Exercisable – March 31, 2022	342,565	$2.74

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $6.50	468,925	7.59	$2.76	342,565	$2.74

During the three months ended March 31, 2022, the Company issued 30,000 options to employees. The options have an exercise price between $2.00 and $2.09 per share, a term of 10 years, and vest over one or three years. The options have an aggregated fair value of approximately $0.03 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the three months ended March 31, 2022, the Company had 21,623 options exercised by former employees. These shares were exercised at $0.40 per share for a total of $0.01 million.

The Company recognized share-based compensation net of forfeitures related to options of $0.02 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

On March 31, 2022, unrecognized share-based compensation was $0.1 million.

The intrinsic value for outstanding and exercisable options as of March 31, 2022 was $0.3 million and $0.2 million.

(B) Warrants

The following is a summary of the Company’s Common Stock Warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2022	18,486,859	$3.46
Exercisable – January 1, 2022	18,486,859	$3.46
Granted	100,000	$3.00
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – March 31, 2022	18,586,859	$3.46
Exercisable – March 31, 2022	18,495,192	$3.46

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $7.50	18,586,859	4.44	$3.46	18,495,192	$3.46

During the three months ended March 31, 2022, the Company issued 100,000 warrants in connection with investor relation services being performed. The warrants have an exercise price of $3.00 per share, a term of 5 years, and vest over 3 years. The fair value of these warrants is $0.1 million as of March 31, 2022.

The intrinsic value for outstanding and exercisable warrants as of March 31, 2022 was $0.04 million and $0.04 million.

The following is a summary of the Company’s Preferred Stock Warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2022	12,000	$24.97
Exercisable – January 1, 2022	12,000	$24.97
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – March 31, 2022	12,000	$24.97
Exercisable – March 31, 2022	12,000	$24.97

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$24.97	12,000	4.19	$24.97	12,000	$24.97

The intrinsic value for outstanding and exercisable preferred warrants as of March 31, 2022 was $0.

(C) Restricted Stock Plan

The following is a summary of the Company’s restricted stock activity:

	Restricted Stock	Weighted Average Exercise Price
Non Vested Balance - January 1, 2022	145,000	$2.45
Granted	61,100	$2.37
Vested	78,600	$2.54
Forfeited/Cancelled	—	$—
Non Vested Balance - March 31, 2022	127,500	$2.36

The Company periodically grants restricted stock awards to the Board of Directors and certain employees pursuant to the 2020 Restricted Stock Plan (the "2020 Plan”). These typically are awarded by the Compensation Committee at one time and from time to time, to vest in four equal installments quarterly, unless otherwise determined by the Compensation Committee. The Company recognized $0.2 million and $0.04 million of share-based compensation during the three months ended March 31, 2022 and 2021, respectively. On March 31, 2022, there was $0.3 million of unrecognized compensation related to non-vested restricted stock.

16. SEGMENTS

In accordance with FASB ASC Topic 280, Segment Reporting, an operating segment is defined as a component of an enterprise for which discrete financial information is available and reviewed regularly by the chief operating decision maker ("CODM"), or decision making group, to evaluate performance and make operating decisions.

The Company identified its CODM group as its three executive officers, the Chief Executive Officer, Chief Financial Officer, and the Chief Operating Officer. In determining the reportable segments, the CODM group considers similar economics and characteristics including product types, construction processes, customer type, regulatory environments and underlying demand and supply.

The Company’s business is organized into four material reportable segments which aggregate 99% of revenue:

1) Homes
2) Developed lots
3) Entitled land
4) Fee build

The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2022 and 2021. Immaterial construction materials revenues and costs are included in the homes segment.

	Three Months Ended March 31,
	2022	2021
Revenue by segment
Homes	$12,274,500	$6,814,200
Developed lots	9,080,000	7,000,000
Entitled land	4,480,000	—
Fee Build	2,713,900	—
Other	32,600	60,000
	$28,581,000	$13,874,200

Cost of goods sold by segment
Homes	$10,551,500	$6,060,800
Developed lots	8,063,400	6,844,300
Entitled land	712,900	—
Fee Build	2,564,800	—
Other	633,700	361,900
	$22,526,300	$13,267,000

Gross profit (loss) by segment
Homes	$1,723,000	$753,400
Developed lots	1,016,600	155,700
Entitled land	3,767,100	—
Fee Build	149,100	—
Other	(601,100)	(301,900)
	$6,054,700	$607,200

17. UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$8,556,100	$5,991,300
Estimated earnings	968,500	811,600
Costs and estimated earnings on uncompleted contracts	9,524,600	6,802,900
Billings to date	6,885,500	4,635,700
Costs and estimated earnings in excess of billings on uncompleted contracts	2,639,100	2,167,200
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—
	$2,639,100	$2,167,200

At March 31, 2022, the contract asset of $2.6 million consists of estimated earnings of $1.0 million and costs in excess of billings of $1.6 million. The uncollected billings as of March 31, 2022 were $1.1 million. At December 31, 2021 the contract asset of $2.2 million consists of estimated earnings of $0.8 million and costs in excess of billings of $1.4 million. The uncollected billings as of December 31, 2021 were $1.0 million.

18. SUBSEQUENT EVENTS

On April 10, 2022, the board of directors of the Company declared a monthly cash dividend on the Company’s 8.0% Series A Cumulative Convertible Preferred Stock of $0.167 per share. The cash dividend is payable on May 20, 2022 to stockholders of record on April 30, 2022.

On April 22, 2022 the Company entered into a purchase and sale agreement for the purchase of 4.81 acres in Port Orchard, Washington for $2.6 million. Closing is expected to take place in Q4 2022.

On May 3, 2022 the Company entered into a purchase and sale agreement for the purchase of 261 units in Edmonds, Washington for $11.5 million. Closing is expected to take place in Q4 2022.

On May 11, 2022 the Company entered into a purchase and sale agreement for the sale of 15.44 acres in Blaine, Washington for $5.4 million. Closing is expected to take place in Q2 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future construction, revenues, income, cost of sales, expenses, and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal,” “foresee,” “likely,” “target,” “may,” “should,” “could,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Report speak only as of the date of this document, and we disclaim any obligation to update these statements unless required by law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward-looking statements:

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
•the extent to which the COVID-19 pandemic continues to impact our business; and
•additional factors discussed under Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”) which are accessible on the SEC’s website at http://www.sec.gov.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties. Moreover, we operate in a very highly competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on forward-looking statements contained herein.

You should read this Report and the documents that we reference and have filed as exhibits with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Report relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Report or to conform such statements to actual results or revised expectations, except as required by law.

Overview

Harbor Custom Development, Inc. is a real estate development company involved in all aspects of the land development cycle including land acquisition, entitlements, development, construction of project infrastructure, single and multi-family vertical construction, marketing, sales, and management of various residential projects in Washington, California, Texas, and Florida.

As a land developer and builder of single-family homes, luxury homes, townhomes, condominiums and apartments, our business strategy is to acquire and develop land strategically based on an understanding of population growth patterns, entitlement restrictions and land use evaluation, infrastructure development, and geo-economic forces. We endeavor to acquire land with scenic views to develop and sell residential lots, new home communities, townhomes, and multi-story condominium or apartment properties within a 20- to 60-minute commute of some of the nation's fastest-growing metro employment corridors.

We are leading the real estate industry as the first national land developer and home builder accepting payment in the form of cryptocurrency for our properties.

Our portfolio of land, lots, home plans, and finishing options, coupled with a historic low inventory of residential and multi-family housing in our principal geographic areas, provide an opportunity for us to increase revenue and overall market share. In addition to our single-family residential projects, we plan to build and sell townhomes, condominiums, and apartments and anticipate commencement of land development and construction on ten multi-family sites in Washington and Florida in 2022. In an effort to strategically control the expanding needs of our corporate team, we signed a lease on October 5, 2021 for a new office space in Tacoma, Washington and moved our headquarters starting April 2022. This office space is designed with a hybrid workforce in mind and takes into account employment trends that arose after the COVID-19 global pandemic, specifically the increase in hybrid or remote employees.

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

As of May 9, 2022, we own or control 24 communities in Washington, Texas, California, and Florida, containing more than 2,700 lots or units in various stages of development.

Results of Operations

The following table sets forth the summary statements of operations for the three months ended March 31, 2022 and 2021.

	2022	2021

Sales	$28,581,000	$13,874,200
Cost of sales	22,526,300	13,267,000
Gross profit	6,054,700	607,200
Operating expenses	3,839,300	2,049,800
Other expense, net of other income	61,600	106,600
Income tax expense	508,500	—
Net income (loss)	$1,645,300	$(1,549,200)

Sales
Our sales increased by 106.0% to $28.6 million for the three months ended March 31, 2022, as compared to $13.9 million for the three months ended March 31, 2021. Sales increased in 2022 due to an increase in the sale of homes of $5.5 million, the sale of entitled land of $4.5 million, developed lot sales of $2.1 million, and fee build income of $2.7 million from Lennar Northwest, Inc.

Gross Profit
Our overall gross profit for the quarter increased by 897.2% to $6.1 million for the three months ended March 31, 2022, as compared to $0.6 million for the three months ended March 31, 2021. The increase in gross profit was primarily attributable to the increase in sales year over year, with entitled land sales having the largest impact. Gross margin was 21.2% for the three months ended March 31, 2022 compared to 4.4% for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, the gross margin on land sales was 84.1% and 0%, respectively. Gross margin on developed lot sales for the three months ended March 31, 2022 and 2021, was 11.2% and 2.2%, respectively. Gross margin for homes closed was 14.0% and 11.1%, respectively. For the three months ended March 31, 2022 and 2021, the gross margin for fee build was 5.5% and 0%, respectively.

Operating Expenses

Our operating expenses increased by 87.3% to $3.8 million for the three months ended March 31, 2022, as compared to $2.0 million for the three months ended March 31, 2021. The increase in total operating expenses is primarily attributable to the following:

1)Payroll expenses increased by $0.8 million due to increase in staff from the continued investment in our public company infrastructure and personnel to support our future growth plan;
2)Professional fees and director fees increased by $0.4 million and $0.1 million, primarily driven by establishing and maintaining public company infrastructure and oversight;
3)Stock compensation costs increased by $0.1 million, primarily driven by stock options and restricted stock issued to directors, executives, and employees;
4)Additional right of use expense of $0.1 million from leasing an office space in Tacoma, Washington for our new headquarters; and
5)Additional depreciation expense of $0.1 million related to equipment additions.

Other Expense
Other expense remained relatively consistent for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. We incurred $0.1 million of interest expense and $0.1 million of interest income related to our financing arrangements as compared to $0.1 million and $0 respectively, for the three months ended March 31, 2021.

Net Income (Loss)

Our net income (loss) increased by 206.2% to $1.6 million for the three months ended March 31, 2022 as compared to a loss of $1.5 million for the three months ended March 31, 2021. The increase in net income was primarily attributable to an increase in revenue and improved gross margins in 2022 as explained above.

Liquidity and Capital Resources

Overview

Our principal uses of capital were operating expenses, land purchases, land development, single and multi-family construction, the payment of routine liabilities, payments on construction loans and related party construction loans, financing fees for the revolving line of credit and construction loans. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in land acquisitions and development operations and home construction operations in order to maintain a strong balance sheet and keep us poised for growth.

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

Real Estate Assets

Our real estate assets have increased to $129.1 million as of March 31, 2022 from $122.1 million as of December 31, 2021. This increase was due to an increase in construction activities for houses, condominiums, townhomes, and apartments.

Liabilities

Liabilities increased to $84.9 million as of March 31, 2022 from $70.0 million as of December 31, 2021. This increase is primarily attributable to the following:

1.A new revolving credit facility was entered into with BankUnited and we borrowed $11.0 million net of debt discount to fund our general working capital needs; and
2.Accounts payable and accrued expenses increased by $5.3 million, primarily driven by an increase of real estate projects in process and income tax payable.

Unrestricted Cash Balance

As of March 31, 2022, our cash balance was $22.3 million compared to $25.6 million as of December 31, 2021.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $9.4 million as compared to $16.9 million for the three months ended March 31, 2021. The decrease in cash used is primarily attributable to decrease in cash used in the acquisition and development of real estate assets of $8.4 million, a change in accounts payable and accrued expenses of $5.3 million in 2022, and increase in net income of $3.2 million, which is partially offset by increase in cash used for notes receivable by $10.7 million.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $1.0 million as compared to net cash used of $0.1 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, $1.0 million was used for leasehold improvements for our new office building compared to $0.1 million used for the acquisition of new equipment for the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $7.1 million as compared to net cash provided of $23.6 million for the three months ended March 31, 2021. This decrease was primarily caused by net proceeds from a common stock offering of $25.1 million in 2021 and preferred stock dividend payments of $2.0 million in 2022, offset by net cash provided by the revolving line of credit loan of $10.9 million in 2022.

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

Inflation

Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage rates which can significantly affect the affordability of mortgage financing to homebuyers. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we may be unable to offset cost increases with higher selling prices.

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

We have elected to adopt the reduced disclosure requirements available to emerging growth companies. As a result of this election, the information that we provide in this Report may be different than the information you may receive from other public companies in which you hold equity interests.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We borrow from lenders using financial instruments such as term loans, notes payable, and a revolving credit facility. We utilize both fixed and variable interest rates in these financing operations. Interest incurred from our term loans and notes payables is calculated using a fixed rate, whereas interest incurred from our revolving credit facility is calculated using a variable rate. We do not have the obligation to prepay these prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.

We are exposed to market risks related to fluctuations in interest rates on our outstanding revolving line of credit. The interest rate for our variable rate indebtedness as of March 31, 2022 was equal to the daily simple secured overnight financing rate (SOFR) plus an applicable margin of 4.75%. At March 31, 2022, the SOFR was 0.29%. A hypothetical 100 basis point increase in the interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $0.1 million. Based on this, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations or liquidity.

At March 31, 2022, we had outstanding fixed-rate borrowings net of debt discount and financing fees of approximately $53.8 million and outstanding variable-rate borrowings of approximately $11.0 million.

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

Based on the evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are operating effectively except for the material weakness in internal control relating to diluted earnings per share as indicated in the 2021 Annual Report on Form 10-K/A as well as the third quarter interim Report on Form 10-Q/A.

Management has already undertaken steps to improve the system of evaluating and implementing the accounting standards that apply to our financial statements, including significantly enhancing our accounting team through the recent hirings of a Chief Financial Officer, Director of Accounting, Senior Manager of SEC Reporting, and Tax Manager. We provided additional training to our personnel and have engaged a nationally recognized third-party accounting firm with whom our management and accounting personnel can consult regarding the application of complex accounting transactions, including diluted EPS. Management will determine whether the material weakness is remediated in the upcoming quarter by monitoring the effectiveness of these improvements made to the overall control environment.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

We are not party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, or results of operation. However, we may from time to time after the date of this Report become subject to claims and litigation arising in the ordinary course of business. One or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which such claim or litigation is resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention, and may materially adversely affect our reputation, even if favorably resolved.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Sales of Securities

None.

(c) Repurchases of Our Equity Securities

The following table sets forth the shares of our common stock we acquired during the quarter as a result of the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares of common stock awarded under our 2020 Restricted Stock Plan.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2022 - January 31, 2022	18,386	$2.37	—	—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	—	—	—	—
Total	18,386	$2.37	—	—

(1) Represents shares surrendered to the Company by employees to satisfy tax withholding obligations arising in connection with the vesting of 61,100 shares of restricted stock awarded under our 2020 Restricted Stock Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10.1	Loan Agreement, dated March 7, 2022 by and between Harbor Custom Development Inc. and BankUnited, N.A.	8-K	1.1	3/10/2022
10.2	Security Agreement, dated March 7, 2022, by and between Harbor Custom Development, Inc. and BankUnited, N.A.	8-K	1.2	3/10/2022
10.3	Revolving Line of Credit Promissory Note, dated March 7, 2022, by Harbor Custom Development, Inc.	8-K	1.3	3/10/2022
31.1	Certification of Chief Principal Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1		X
31.2	Certification of Chief Principal Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2		X
32.1	Certification of Chief Principal Officer and Chief Principal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1		X
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: May 12, 2022	By	/s/ Sterling Griffin
Sterling Griffin Chief Executive Officer and President (Principal Executive Officer)

Date: May 12, 2022	By	/s/ Lance Brown
Lance Brown Chief Financial Officer (Principal Financial and Accounting Officer)