Form 10-Q
period 2022-06-30
Harbor Custom Development, Inc.
filed 2022-08-15
CIK 1784567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
There are 14,352,072 shares of common stock outstanding as of August 10, 2022.

PART I
ITEM 1. FINANCIAL STATEMENTS

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Cash	$22,015,000	$25,629,200
Restricted Cash	597,600	597,600
Accounts Receivable, net	1,962,600	1,113,500
Contract Assets, net	1,367,400	2,167,200
Notes Receivable	10,874,400	2,000,000
Prepaid Expense and Other Assets	2,515,900	2,778,100
Real Estate	154,610,400	122,136,100
Property, Plant and Equipment, net	10,288,300	9,199,700
Right of Use Assets	2,554,500	3,429,700
Deferred Tax Asset	1,519,000	649,000
TOTAL ASSETS	$208,305,100	$169,700,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$16,744,900	$10,662,800
Dividends Payable	634,700	670,900
Deferred Revenue	62,200	44,800
Note Payable - D&O Insurance	130,600	903,800
Revolving Line of Credit Loan, net of Unamortized Debt Discount of $0.9 million and $0 respectively	19,374,200	—
Equipment Loans	4,818,300	5,268,500
Finance Leases	110,600	543,400
Construction Loans, net of Unamortized Debt Discount of $1.8 million and $4.4 million respectively	59,144,900	34,957,100
Construction Loans - Related Party, net of Unamortized Debt Discount of $0.01 million and $1.1 million respectively	10,666,000	13,426,600
Right of Use Liabilities	3,357,800	3,484,400
TOTAL LIABILITIES	115,044,200	69,962,300

COMMITMENTS AND CONTINGENCIES - SEE NOTE 12

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par, 10,000,000 shares authorized and 3,799,799 issued and outstanding at June 30, 2022 and 4,016,955 issued and outstanding at December 31, 2021	62,912,100	66,507,500
Common Stock, No Par, 50,000,000 shares authorized and 14,348,555 issued and outstanding at June 30, 2022 and 13,155,342 issued and outstanding at December 31, 2021	35,704,700	32,122,700
Additional Paid In Capital	1,105,500	752,700
Retained Earnings (Accumulated Deficit)	(6,461,400)	1,646,500
Stockholders’ Equity	93,260,900	101,029,400
Non-Controlling Interest	—	(1,291,600)
TOTAL STOCKHOLDERS’ EQUITY	93,260,900	99,737,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$208,305,100	$169,700,100
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales	$10,286,400	$14,132,400	$38,867,400	$28,006,600

Cost of Sales	12,218,300	10,805,100	34,744,700	24,072,100

Gross Profit (Loss)	(1,931,900)	3,327,300	4,122,700	3,934,500

Operating Expenses	3,654,100	2,267,800	7,493,400	4,317,600

Operating Income (Loss)	(5,586,000)	1,059,500	(3,370,700)	(383,100)

Other Income (Expense)
Interest Expense	(356,500)	(85,300)	(481,000)	(183,400)
Interest Income	159,900	—	214,900	—
Loss on Sale of Equipment	(105,500)	—	(105,500)	(35,900)
Other Income	400	95,200	8,500	122,600
Total Other Income (Expense)	(301,700)	9,900	(363,100)	(96,700)

Income (Loss) Before Income Tax	(5,887,700)	1,069,400	(3,733,800)	(479,800)

Income Tax (Benefit)	(1,378,600)	—	(870,000)	—

Net Income (Loss)	(4,509,100)	1,069,400	(2,863,800)	(479,800)

Net Loss Attributable to Non-controlling interests	—	(2,300)	(500)	(1,700)
Preferred Dividends	(1,940,000)	(140,100)	(3,952,500)	(140,100)

Net Income (Loss) Attributable to Common Stockholders	$(6,449,100)	$931,600	$(6,815,800)	$(618,200)

Earnings (Loss) Per Share - Basic	$(0.46)	$0.06	$(0.50)	$(0.04)
Earnings (Loss) Per Share - Diluted	$(0.46)	$0.06	$(0.50)	$(0.04)

Weighted Average Common Shares Outstanding - Basic	14,024,297	14,890,094	13,614,803	14,071,373
Weighted Average Common Shares Outstanding - Diluted	14,024,297	15,052,525	13,614,803	14,071,373
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,863,800)	$(479,800)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	639,600	483,100
Amortization of right of use assets	371,400	163,200
Loss on sale of equipment	105,500	35,900
Provision for loss on contract	1,034,900	—
Stock compensation	354,700	230,900
Forgiveness on PPP loan	—	(10,000)
Amortization of revolver issuance costs	182,900	—
Net change in assets and liabilities:
Accounts receivable	(849,100)	16,300
Contract assets	799,800	(1,481,500)
Notes receivable	(8,874,400)	—
Prepaid expenses and other assets	598,100	810,400
Real estate	(31,424,100)	(63,469,900)
Deferred tax asset	(870,000)	—
Accounts payable and accrued expenses	5,047,300	3,208,000
Deferred revenue	17,400	(881,800)
Payments on right of use liability, net of incentives	191,400	(155,600)
NET CASH USED IN OPERATING ACTIVITIES	(35,538,400)	(61,530,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,741,500)	(175,100)
Proceeds on the sale of equipment	195,800	69,500
NET CASH USED IN INVESTING ACTIVITIES	(1,545,700)	(105,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans	30,608,500	27,523,700
Payments on construction loans	(8,817,000)	(10,092,500)
Financing fees construction loans	(1,176,000)	(1,185,700)
Related party construction loans	7,458,400	12,216,600
Payments on related party construction loans	(7,836,800)	(6,456,400)
Financing fees related party construction loans	(10,100)	(1,983,900)
Revolving line of credit loan, net of payments	20,288,900	—
Financing fees revolving line of credit loan	(1,097,700)	—
Payments on financing leases	(38,000)	(141,200)
Payments on PPP loan	—	(7,100)
Payments on note payable D&O insurance	(773,300)	(741,200)
Payments on equipment loans	(1,133,000)	(951,900)
Net proceeds from issuance of common stock	—	25,101,000
Net proceeds from issuance of preferred stock	—	28,661,000
Preferred dividends	(3,988,700)	—
Repurchase of common stock	(437,700)	—
Proceeds from exercise of stock options	8,600	18,000
Proceeds from exercise of warrants	413,800	—
Deferred offering cost	—	65,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,469,900	72,025,500

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(3,614,200)	10,389,100

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	26,226,800	2,396,500

CASH AND RESTRICTED CASH AT END OF PERIOD	$22,612,600	$12,785,600

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$2,959,500	$1,915,700

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Refinancing of construction loans	$4,478,000	$—
Amortization of debt discount capitalized	$1,050,200	$1,347,800
Promissory note issued for earnest money	$150,000	$—
Financing of fixed assets additions	$351,300	$775,300
Conversion of finance lease to equipment loan	$394,800	$—
Cancellation of finance leases	$—	$99,100
New right of use obligations	$110,000	$166,800
Conversion of preferred to common stock	$3,595,400	$—
Dividends declared but not paid	$634,600	$—
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Shares Issued	No Par	Shares Issued	No Par

Balance, January 1, 2021	5,636,548	$11,956,900	—	$—	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

Net Proceeds from Issuance of Common Stock	9,200,000	25,101,000					25,101,000		25,101,000
Exercise of Stock Options	45,046				18,000		18,000		18,000
Stock Compensation Expense	8,500				115,100		115,100		115,100
Net Income (Loss)						(1,549,800)	(1,549,800)	600	(1,549,200)

Balance, March 31, 2021	14,890,094	$37,057,900	—	$—	$367,900	$(6,036,900)	$31,388,900	$(1,289,300)	$30,099,600

Net Proceeds from Issuance of Preferred Stock			1,260,555	28,661,000			28,661,000		28,661,000
Preferred Dividends						(140,100)	(140,100)		(140,100)
Stock Compensation Expense	8,500				115,800		115,800		115,800
Net Income (Loss)						1,071,700	1,071,700	(2,300)	1,069,400

Balance, June 30, 2021	14,898,594	$37,057,900	1,260,555	$28,661,000	$483,700	$(5,105,300)	$61,097,300	$(1,291,600)	$59,805,700

Balance, January 1, 2022	13,155,342	$32,122,700	4,016,955	$66,507,500	$752,700	$1,646,500	$101,029,400	$(1,291,600)	$99,737,800

Preferred Dividends						(2,012,500)	(2,012,500)		(2,012,500)
Exercise of Stock Options	21,623	10,500			(1,900)		8,600		8,600
Stock Compensation Expense	60,214				242,400		242,400		242,400
Dissolution of Non-Controlling Interest						(1,292,100)	(1,292,100)	1,292,100	—
Net Income (Loss)						1,645,800	1,645,800	(500)	1,645,300

Balance, March 31, 2022	13,237,179	$32,133,200	4,016,955	$66,507,500	$993,200	$(12,300)	$99,621,600	$—	$99,621,600
Balance,
Preferred Dividends						(1,940,000)	(1,940,000)		(1,940,000)
Stock Compensation Expense	17,500				112,300		112,300		112,300
Conversion of Preferred stock	1,206,515	3,595,400	(217,156)	(3,595,400)			—		—
Exercise of Warrants	139,295	413,800					413,800		413,800
Share Repurchase	(251,934)	(437,700)					(437,700)		(437,700)
Net Income (Loss)						(4,509,100)	(4,509,100)		(4,509,100)

Balance, June 30, 2022	14,348,555	$35,704,700	3,799,799	$62,912,100	$1,105,500	$(6,461,400)	$93,260,900	$—	$93,260,900
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

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on The Nasdaq Stock Market LLC ("Nasdaq”) on August 28, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follow:

Names	Dates of Formation	Attributable Interest
		June 30, 2022	December 31, 2021
Saylor View Estates, LLC*	March 30, 2014	N/A	51%
Harbor Materials, LLC**	July 5, 2018	N/A	N/A
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	100%
Tanglewilde, LLC	June 25, 2021	100%	100%
HCDI FL CONDO LLC	July 30, 2021	100%	100%
HCDI Mira, LLC	August 31, 2021	100%	100%
HCDI Bridgeview LLC	October 28, 2021	100%	100%
HCDI Wyndstone, LLC	September 15, 2021	100%	100%
HCDI Semiahmoo, LLC	December 17, 2021	100%	100%

*Saylor View Estates, LLC was voluntarily dissolved with the State of Washington as of January 20, 2022.
**Harbor Materials, LLC was voluntarily dissolved with the State of Washington as of January 29, 2021.

As of June 30, 2022 and December 31, 2021, the aggregate non-controlling interest was $0 and $(1.3) million, respectively.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021. The accompanying unaudited condensed consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of our results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

All numbers in the financial statements are rounded to the nearest $100, except for Earnings (Loss) per Share (“EPS”) data, and numbers in the notes to the financial statements are rounded to the nearest million.

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

Stock-Based Compensation

Effective November 19, 2018, the Company’s Board of Directors and stockholders approved and adopted the 2018 Incentive and Non-Statutory Stock Option Plan (the “2018 Plan”). The 2018 Plan allows the Administrator (as defined in the 2018 Plan), currently the Board of Directors, to determine the issuance of incentive stock options and non-qualified stock options to eligible employees and outside directors and consultants of the Company. The Company reserved 675,676 shares of common stock for issuance under the 2018 Plan. On June 1, 2022, the stockholders of the Company voted to approve an amendment to the 2018 Plan to increase, by 2,000,000, the authorized number of shares of common stock reserved for issuance as options under the 2018 Plan.

Effective December 3, 2020, the Company’s Board of Directors and stockholders approved and adopted the 2020 Restricted Stock Plan (the “2020 Plan”). The 2020 Plan allows the Administrator (currently the Compensation Committee) to determine the issuance of restricted stock to eligible officers, directors, and key employees. The Company reserved 700,000 shares of common stock for issuance under the 2020 Plan. On June 1, 2022, the stockholders of the Company voted to approve an amendment to the 2020 Plan to increase, by 2,000,000, the authorized number of shares of common stock available for awards under the 2020 Plan.

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee and non-employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date.

Options and warrants are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. The Company accounts for forfeitures of stock options as they occur. When forfeitures occur, the unvested portion of the previously recognized compensation cost is reversed in the period of the forfeiture.

Stock-based compensation expenses are included in operating expenses in the condensed consolidated statement of operations.

For the six months ended June 30, 2022 and 2021 when computing fair value of share-based payments, the Company has considered the following assumptions:

	June 30, 2022	June 30, 2021
Risk-free interest rate	1.73% - 2.14%	0.23% - 0.84%
Exercise price	$2.00 - $3.00	$3.36 - $5.00
Expected life of grants in years	3.93 - 6.50	2.50 - 6.00
Expected volatility of underlying stock	42.39% - 48.13%	42.97% - 56.13%
Dividends	—	—

The expected term is computed using the “simplified” method as permitted under the provisions of FASB ASC Topic 718-10-S99. The Company uses the simplified method to calculate the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The share price is the public trading price at the time of grant. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock as the stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Repurchase of Equity Securities

Share repurchases are recorded to common stock at the value of the cash consideration received, as the Company's common stock has no par value. These shares are being repurchased for the purpose of constructive retirement. See Note 15. Stockholder's Equity and Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for additional information on the share repurchase program.

Earnings (Loss) Per Share

EPS is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to 260-10-45 of the FASB ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of common shares and the denominator may have to adjust to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through a contingent shares issuance arrangement, stock options, warrants, RSUs, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible preferred stock as prescribed in FASB ASC Topic 260.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$(6,449,100)	$931,600	$(6,815,800)	$(618,200)
Effect of dilutive securities:	—	—	—	—

Diluted net income (loss)	$(6,449,100)	$931,600	$(6,815,800)	$(618,200)

Denominator:
Weighted average common shares outstanding - basic	14,024,297	14,890,094	13,614,803	14,071,373
Dilutive securities (a):
Options	—	19,778	—	—
Warrants	—	142,653	—	—

Weighted average common shares outstanding and assumed conversion – diluted	14,024,297	15,052,525	13,614,803	14,071,373

Basic net earnings (loss) per common share	$(0.46)	$0.06	$(0.50)	$(0.04)

Diluted net earnings (loss) per common share	$(0.46)	$0.06	$(0.50)	$(0.04)

(a) - Outstanding anti-dilutive securities excluded:
Unvested restricted stock awards	280,000	—	280,000	—
Stock options	458,925	121,250	458,925	306,117
Warrants to purchase common stock	18,447,564	3,781,665	18,447,564	3,804,189
Convertible preferred stock	3,799,799	6,667,200	3,799,799	6,667,200
Warrants to purchase convertible preferred stock	12,000	—	12,000	—
*Preferred stock and warrants to purchase convertible preferred stock are convertible into common shares on a 5.556 to 1 ratio.

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

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Restricted Cash

On August 10, 2021, the Company entered into a Letter of Credit (“LOC”) agreement with WaFd Bank in the amount of $0.6 million. The Company signed a lease on October 5, 2021 for a new office space. The landlord of the property, University Street Properties I, LLC, is the beneficiary of the LOC. The amount of funds that cover this LOC were moved by WaFd Bank to a controlled account on August 13, 2021. (See Note 10. Letter of Credit.)

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides for an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information, and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for doubtful accounts was $0 as of June 30, 2022 and December 31, 2021.

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

The Company capitalized interest from related party borrowings of $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. The Company capitalized interest from related party borrowings of $0.6 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. The Company capitalized interest from third-party borrowings of $1.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. The Company capitalized interest from third-party borrowings of $1.9 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company did not identify any triggering events that would require further investigation under ASC 360.

Revenue and Cost Recognition

FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers.

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

A detailed breakdown of the five-step process for revenue recognitions is as follows:

Homes, Developed Lots, and Entitled Land

1. Identify the contract with a customer.

The Company signs an agreement with a buyer to purchase the parcel of entitled land, developed lots that have completed infrastructure, or completed homes.

2. Identify the performance obligations in the contract.

Performance obligations of the Company include delivering entitled land, developed lots, and completed homes to the customer, which are required to meet certain specifications outlined in the contract.

3. Determine the transaction price.

The transaction price is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

4. Allocation of the transaction price to performance obligations in the contract.

The parcel, lots, and homes are separate performance obligations for which the specific price is in the contract.

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

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e., design, engineering, procurement of material, etc.) should not be recognized as the Company does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the caption “Contract Assets, net” which is further disclosed in Note 17. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract would be reflected as a current liability in the Company’s balance sheet.

Revenues from contracts with customers are summarized by category as follows for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Homes	$8,789,700	$3,371,700	$21,064,200	$10,185,900
Developed Lots	—	—	9,080,000	7,000,000
Entitled Land	—	9,310,000	4,480,000	9,310,000
Fee Build	1,487,800	1,348,200	4,201,700	1,348,200
Construction Materials	8,900	102,500	41,500	162,500
Total Revenue	$10,286,400	$14,132,400	$38,867,400	$28,006,600

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Performance obligations satisfied at a point in time	$8,798,600	$12,784,200	$34,665,700	$26,658,400
Performance obligations satisfied over time	1,487,800	1,348,200	4,201,700	1,348,200
Total Revenue	$10,286,400	$14,132,400	$38,867,400	$28,006,600

Cost of Sales

Land acquisition costs are allocated to each lot based on the size of the lot in relation to the size of the total project. Development costs and capitalized interest are allocated to lots sold based on the same criteria.

Fee build costs are charged to cost of sales as incurred. See the revenue recognition criteria above.

Costs relating to the handling of recycled construction materials and converting items into usable construction materials for resale are charged to cost of sales as incurred.

Income Taxes
Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss, credit carryforwards, and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. Management applies the criteria established under FASB ASC Topic 740, Income Taxes, to determine whether any valuation allowances are needed each year.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. There are no uncertain tax positions as of June 30, 2022 and December 31, 2021.

Recent Accounting Pronouncements

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients that are retained through the end of the hedging relationship. The Company continues to evaluate the impact of the guidance and may apply elections as applicable.

On May 3, 2021, the FASB released ASU No. 2021-04, Compensation – Earning Per Share (Topic 260), Debt - Modifications and Extinguishments (subtopic 470-50), Compensation - Stock Compensation (Topic 718), Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example warrants) that remain equity classified after modification or exchange. The standard is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-04 on January 1, 2022, however the adoption did not have an impact on the Company’s Financial Statements.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of June 30, 2022 and December 31, 2021, there were no impairment losses recognized for long-lived assets.

2. CONCENTRATIONS

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances generally exceed the federal insurance limits. Uninsured cash balances were $20.7 million and $24.5 million as of June 30, 2022 and December 31, 2021, respectively.

Revenue Concentrations

Homes

There were no concentrations in relation to the homes revenue segment for the three and six months ended June 30, 2022 and 2021.

Developed Lots

There were no concentrations in relation to the developed lots revenue segment for the three months ended June 30, 2022 and 2021.

For the six months ended June 30, 2022, SAC Land Dev LLC and Suhail Ahmad, Muhammad Azhar Chaudhary, and Ghulam Murtaza represented 62% and 26%, respectively, of the developed lots revenue segment. Lennar Northwest, Inc. represented 100% of the developed lots revenue for the six months ended June 30, 2021.

Entitled Land

There were no concentrations in relation to the entitled land revenue segment for the three months ended June 30, 2022.
For the three months ended June 30, 2021, Lennar Northwest, Inc. represented 100% of the entitled land revenue segment.

Noffke Horizon View LLC represented 100% of the entitled land revenue for the six months ended June 30, 2022 and Lennar Northwest, Inc., represented 100% for the six months ended June 30, 2021.

Fee Build

Lennar Northwest, Inc. represented 100% of fee build revenue for the three and six months ended June 30, 2022 and 2021.

3. NOTES RECEIVABLE

As of June 30, 2022, the total principal balance of notes receivable amounted to $10.9 million. These notes arose as financing by the Company for the sale of real estate properties or financing the development of the properties prior to purchasing. These notes are secured by the underlying improved real estate properties and accrue interest at annual rates ranging from 5% to 9%. All payments of principal and interest are due in full between March 10, 2023 and December 20, 2024. The outstanding balance of the notes amounted to $10.9 million and $2.0 million at June 30, 2022 and December 31, 2021, respectively. Interest income was $0.2 million and $0 for the three months ended June 30, 2022 and 2021, respectively. Interest income was $0.2 million and $0 for the six months ended June 30, 2022 and 2021, respectively. The Company considers the note receivable plus accrued interest to be fully collectible and, therefore, has determined that an allowance is not necessary. The details of notes receivables are as follows:

	June 30, 2022	December 31, 2021
Broadmoor Commons LLC	$791,900	$500,000
Modern Homestead LLC	2,000,000	1,500,000
Rocklin Winding Lane 22, LLC	4,802,500	—
Noffke Horizon View, LLC	3,280,000	—
Total Notes Receivable	$10,874,400	$2,000,000

4. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	June 30, 2022	December 31, 2021
Machinery and Equipment	$10,505,200	$10,577,600
Vehicles	104,000	71,800
Furniture and Fixtures	646,400	420,300
Leasehold Improvements	1,471,300	81,200
Total Fixed Assets	12,726,900	11,150,900
Less Accumulated Depreciation	(2,438,600)	(1,951,200)
Fixed Assets, Net	$10,288,300	$9,199,700

Depreciation expense was $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively.

Depreciation expense was $0.6 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

5. REAL ESTATE

Real Estate consisted of the following components:

	June 30, 2022	December 31, 2021
Land Held for Development	$54,198,900	$73,524,400
Construction in Progress	84,108,900	43,362,700
Held for Sale	16,302,600	5,249,000
Total Real Estate	$154,610,400	$122,136,100

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Trade Accounts Payable	$12,612,900	$5,558,400
Income Tax Payable	—	2,415,900
Accrued Compensation, Bonuses, and Benefits	1,120,000	1,071,700
Accrued Quarry Reclamation Costs	473,500	500,000
Retainage Payable	1,118,500	445,800
Provision for Loss on Contract	1,034,900	—
Other Accruals	385,100	671,000
Total Accounts Payable and Accrued Expenses	$16,744,900	$10,662,800

7. REVOLVING LINE OF CREDIT

On March 7, 2022, the Company entered into a senior secured revolving credit facility (“the credit facility”) with BankUnited, N.A. for $25.0 million. The credit facility has a two year term, with a maturity date of March 7, 2024. The unpaid principal bears interest at a fluctuating rate of interest per annum equal to the daily simple secured overnight financing rate (SOFR) plus the applicable margin of 4.75%. The credit facility is used to fund the Company’s general working capital needs and interest is expensed as incurred. For the three and six months ended June 30, 2022, the Company capitalized debt issuance costs of $0 and $1.1 million, respectively. These costs are recorded as debt discount and amortized ratably over the life of the loan. The credit facility is collateralized by various assets and contains specific financial covenants. As of June 30, 2022, the Company was in compliance with these covenants. Interest expense was $0.3 million and $0 for the three months ended June 30, 2022 and 2021, respectively. Interest expense was $0.4 million and $0 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the revolving line of credit loan balance was $20.3 million and the unamortized debt discount balance was $0.9 million.

8. EQUIPMENT LOANS

Equipment loans consists of the following:

	June 30, 2022	December 31, 2021
Various notes payable to banks and financial institutions with interest rates varying from 0% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $11,600 through 2025:	$4,818,300	$5,268,500
Book value of collateralized equipment:	7,381,600	7,229,000

Future equipment loan maturities at June 30, 2022 are as follows:

Year Ending December 31,

2022 (six months)	$1,024,800
2023	1,896,800
2024	1,673,200
2025	223,500
Total	$4,818,300

Interest expense was $0.04 million and $0.04 million for the three months ended June 30, 2022 and 2021, respectively.

Interest expense was $0.1 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

9. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. Most loans are generally on one to two year terms but will be refinanced if the project is not completed within one to two years and will be due upon the completion of the project. Interest accrues on the loans and is included with the payoff of the loan. Interest ranges from 5% to 10%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. During the six months ended June 30, 2022, the Company refinanced construction loans of $4.5 million. These modifications are accounted for as the extinguishment of existing debt and the issuance of new debt. The loan balances related to third party lenders as of June 30, 2022 and December 31, 2021, were $60.9 million and $39.4 million, respectively. The unamortized debt discounts related to these construction loans as of June 30, 2022 and December 31, 2021 were $1.8 million and $4.4 million, respectively. The book value of collateralized real estate as of June 30, 2022 and December 31, 2021 was $154.6 million and $122.1 million, respectively.

10. LETTER OF CREDIT

The Company entered into a letter of credit agreement with WaFd Bank of $0.6 million on August 10, 2021. The letter of credit expires February 1, 2032. The interest rate of the letter of credit is Prime plus 1%. The letter of credit has been established for the purpose of collateralizing the Company’s new Tacoma office lease obligations with the landlord which is the beneficiary of the letter of credit. (See Note 1. Restricted Cash.)

11. NOTE PAYABLE DIRECTORS & OFFICERS INSURANCE

The Company purchased Directors & Officers (D&O) insurance on August 28, 2021 for $1.5 million. A down payment of $0.1 million was made and the remaining balance of $1.4 million was financed over 11 months. The interest rate on the loan is 4.42%. The loan balance as of June 30, 2022 and December 31, 2021 was $0.1 million and $0.9 million respectively.

12. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On June 15, 2020, the Company entered into a purchase and sale agreement to acquire property for the construction of 33 townhomes located in East Bremerton, Washington for $2.0 million. Closing is expected to take place in Q3 2022.

On December 2, 2021, the Company entered into a purchase and sale agreement for the acquisition of 438 acres in Blaine, Washington for $13.5 million. Closing is expected to take place in Q4 2023.

On March 18, 2022, the Company entered into a purchase and sale agreement for the sale of 112 lots in Burien, Washington for $3.4 million. Closing occurred on July 22, 2022.

On April 21, 2022, the Company entered into a purchase and sale agreement for the purchase of 4.81 acres in Port Orchard, Washington for $2.6 million. Closing is expected to take place in Q4 2022.

On May 17, 2022, the Company entered into a purchase and sale agreement for purchase of 2.88 acres in Tacoma, Washington for $6.7 million. Closing is expected to take place in Q4 2022.

On May 25, 2022, the Company entered into a purchase and sale agreement for the purchase of 6.4 acres in Lacey, Washington for $4.9 million. Closing is expected to take place in Q4 2022.

13. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a former director and minority shareholder, is a partner. These loans were originated between April 2019 and June 2021; the loans generally have a 12 to 18 month maturity, including those that have been extended. The interest rates range between 7.99% and 9.99%. For the three months ended June 30, 2022 and 2021, the Company capitalized loan fees of $0 and $0.5 million, respectively. For the six months ended June 30, 2022 and 2021, the Company capitalized loan fees of $0 and $0.6 million, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of June 30, 2022 and December 31, 2021, there were $0.01 million and $0.2 million of remaining debt discounts, respectively. The interest is capitalized to real estate as incurred. During the three months ended June 30, 2022 and 2021, the Company incurred interest of $0.3 million and $0.2 million, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred interest of $0.6 million and $0.4 million, respectively. As of June 30, 2022, and December 31, 2021, the outstanding loan balances were $10.7 million and $14.5 million, respectively.

Robb Kenyon resigned as a director of the Company on July 8, 2021.

Due to Related Party

The Company utilizes a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The quarry is located on land owned by SGRE, LLC which is 100% owned by the Company’s Chief Executive Officer and President. The materials produced by the quarry and sold by the Company to others are subject to a 25% commission payable to SGRE, LLC. The commission expense is recorded in operating expenses. On June 30, 2022 and December 31, 2021, the commission payable was $0 and $0.01 million, respectively. The commission expense for the three months ended June 30, 2022 and 2021, was $0 and $0.03 million, respectively. The commission expense for the six months ended June 30, 2022 and 2021, was $0.03 million and $0.04 million, respectively.

14. INCOME TAX

The Company’s effective tax rate for the six months ending June 30, 2022 was a benefit of 23.3%, compared to 0% for the six months ending June 30, 2021. The Company calculated the effective tax rate for the six months ending June 30, 2022 based on the actual effective tax rate for the year-to-date period compared to the estimate of the annual effective tax rate for the six months ending June 30, 2021. The increase in the effective tax rate for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is driven by the release of the valuation allowance at December 31, 2021 and nondeductible incentive stock options.

15. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, at no par value per share. At June 30, 2022, the Company has 14,348,555 shares of common stock issued and outstanding.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription, or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

At June 30, 2022, the Company is authorized to issue 10,000,000 shares of preferred stock, at no par value per share. As of June 30, 2022, the Company has 3,799,799 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding. The holders of the Series A Preferred Shares are entitled to receive dividends at $2.00 per share per annum which are paid monthly in arrears starting June 30, 2021. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the Board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each Series A Preferred Share, together with accrued but unpaid dividends, is convertible into 5.556 shares of common stock at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends in the amount of $2.00 per share per annum, which is equivalent to 8% of the $25.00 liquidation preference per share. The Company has accrued dividends of $0.6 million as of June 30, 2022 which were paid on July 11, 2022.

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

Repurchase of Equity Securities

On May 10, 2022, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock. The amount of the repurchase program represented approximately 15% of the outstanding shares of the Company’s common stock valued at the closing price on May 10, 2022. During the six months ended June 30, 2022, the Company repurchased 251,934 shares of common stock under this repurchase program at an average price of $1.76 per share for a total of $0.4 million.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2022	463,251	$2.82
Exercisable – January 1, 2022	343,724	$2.77
Granted	30,000	$2.03
Exercised	(21,623)	$0.40
Forfeited/Cancelled	(12,703)	$1.66
Outstanding – June 30, 2022	458,925	$2.78
Exercisable – June 30, 2022	360,047	$2.75

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $6.50	458,925	7.29	$2.78	360,047	$2.75

During the six months ended June 30, 2022, the Company issued 30,000 options to employees. The options have an exercise price between $2.00 and $2.09 per share, a term of ten years, and vest over one or three years. The options have an aggregated fair value of approximately $0.03 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the six months ended June 30, 2022, the Company had 21,623 options exercised by former employees. These options were exercised at $0.40 per share for a total of $0.01 million.

The Company recognized share-based compensation net of forfeitures related to options of $0.02 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively.

The Company recognized share-based compensation net of forfeitures related to options of $0.04 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

On June 30, 2022, unrecognized share-based compensation was $0.1 million.

The intrinsic value for outstanding and exercisable options as of June 30, 2022 was $0.1 million and $0.1 million.

(B) Warrants

The following is a summary of the Company’s common stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2022	18,486,859	$3.46
Exercisable – January 1, 2022	18,486,859	$3.46
Granted	100,000	$3.00
Exercised	(139,295)	$2.97
Forfeited/Cancelled	—	$—
Outstanding – June 30, 2022	18,447,564	$3.47
Exercisable – June 30, 2022	18,364,231	$3.47

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $7.50	18,447,564	4.19	$3.47	18,364,231	$3.47

During the six months ended June 30, 2022, the Company issued 100,000 warrants in connection with investor relation services being performed. The warrants have an exercise price of $3.00 per share, a term of five years, and vest over three years. The fair value of these warrants is $0.1 million as of June 30, 2022.

The intrinsic value for outstanding and exercisable warrants as of June 30, 2022 was $0.02 million and $0.02 million, respectively.

The following is a summary of the Company’s preferred stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2022	12,000	$24.97
Exercisable – January 1, 2022	12,000	$24.97
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – June 30, 2022	12,000	$24.97
Exercisable – June 30, 2022	12,000	$24.97

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$24.97	12,000	3.95	$24.97	12,000	$24.97

The intrinsic value for outstanding and exercisable preferred warrants as of June 30, 2022 was $0.

(C) Restricted Stock Plan

The following is a summary of the Company’s restricted stock activity:

	Restricted Stock	Weighted Average Exercise Price
Non Vested Balance - January 1, 2022	145,000	$2.45
Granted	231,100	$1.96
Vested	(96,100)	$2.64
Forfeited/Cancelled	—	$—
Non Vested Balance - June 30, 2022	280,000	$1.98

The Company periodically grants restricted stock awards to the Board of Directors and certain employees pursuant to the 2020 Plan. These typically are awarded by the Compensation Committee at one time and from time to time, to vest in four equal installments quarterly, unless otherwise determined by the Compensation Committee.

The Company recognized $0.1 million and $0.04 million of share-based compensation during the three months ended June 30, 2022 and 2021, respectively.

The Company recognized $0.3 million and $0.1 million of share-based compensation during the six months ended June 30, 2022 and 2021, respectively.

On June 30, 2022, there was $0.5 million of unrecognized compensation related to non-vested restricted stock.

16. SEGMENTS

In accordance with FASB ASC Topic 280, Segment Reporting, an operating segment is defined as a component of an enterprise for which discrete financial information is available and reviewed regularly by the chief operating decision maker (“CODM”), or decision making group, to evaluate performance and make operating decisions.

The Company identified its CODM group as its three executive officers, the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. In determining the reportable segments, the CODM group considers similar economics and characteristics including product types, construction processes, customer type, regulatory environments, and underlying demand and supply.

The Company’s business is organized into five material reportable segments which aggregate 99.9% of revenue for the six months ended June 30, 2022:

1) Homes
2) Developed lots
3) Entitled land
4) Multi-family
5) Fee Build

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents revenue, cost of goods sold, and gross profit (loss) information for the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by segment
Homes	$8,789,700	$3,474,200	$21,064,200	$10,348,400
Developed lots	—	—	9,080,000	7,000,000
Entitled land	—	9,310,000	4,480,000	9,310,000
Multi-family	—	—	—	—
Fee Build	1,487,800	1,348,200	4,201,700	1,348,200
Other	8,900	—	41,500	—
	$10,286,400	$14,132,400	$38,867,400	$28,006,600

Cost of goods sold by segment
Homes	$7,104,600	$2,681,500	$17,656,100	$8,742,800
Developed lots	(6,400)	—	8,057,000	7,046,400
Entitled land	—	6,934,900	712,900	7,094,200
Multi-family	2,100	—	2,100	—
Fee Build	4,654,600	1,188,700	7,219,500	1,188,700
Other	463,400	—	1,097,100	—
	$12,218,300	$10,805,100	$34,744,700	$24,072,100

Gross profit (loss) by segment
Homes	$1,685,100	$792,700	$3,408,100	$1,605,600
Developed lots	6,400	—	1,023,000	(46,400)
Entitled land	—	2,375,100	3,767,100	2,215,800
Multi-family	(2,100)	—	(2,100)	—
Fee Build	(3,166,800)	159,500	(3,017,800)	159,500
Other	(454,500)	—	(1,055,600)	—
	$(1,931,900)	$3,327,300	$4,122,700	$3,934,500

The following represents total assets for the Company’s reportable segments at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Homes	$31,385,800	$36,615,600
Developed lots	21,204,100	8,219,500
Entitled land	17,831,000	28,157,800
Multi-family	92,020,300	47,679,400
Fee Build	3,443,100	3,325,300
Unallocated (Shared)	42,420,800	45,702,500
Total Assets	$208,305,100	$169,700,100

17. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$12,175,900	$5,991,300
Estimated earnings (loss)	(1,163,400)	811,600
Costs and estimated earnings on uncompleted contracts	11,012,500	6,802,900
Billings to date	9,645,100	4,635,700
Costs and estimated earnings in excess of billings on uncompleted contracts	1,367,400	2,167,200
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—
Contract Assets, net	$1,367,400	$2,167,200

At June 30, 2022, the contract asset of $1.4 million consists of a net loss of $(1.2) million and costs in excess of billings of $2.6 million. The uncollected billings as of June 30, 2022 were $1.9 million. At December 31, 2021, the contract asset of $2.2 million consisted of estimated earnings of $0.8 million and costs in excess of billings of $1.4 million. The uncollected billings as of December 31, 2021 were $1.0 million.

18. SUBSEQUENT EVENTS

On December 15, 2021, the Company entered into a purchase and sale agreement for the acquisition of 66 lots to build townhomes located in Poulsbo, Washington for $2.8 million. This agreement was subsequently cancelled on August 11, 2022.

On July 7, 2022, the Company entered into a purchase and sale agreement for the purchase of 5.3 acres in Tumwater, Washington for $6.0 million. Closing is expected to take place in Q2 2023.

On July 13, 2022, the board of directors of the Company declared a monthly cash dividend on the Company’s 8.0% Series A Cumulative Convertible Preferred Stock of $0.167 per share. The cash dividend is payable on August 20, 2022 to stockholders of record on July 31, 2022.

On August 10, 2022, the board of directors of the Company declared a monthly cash dividend on the Company’s 8.0% Series A Cumulative Convertible Preferred Stock of $0.167 per share. The cash dividend is payable on September 20, 2022 to stockholders of record on August 31, 2022.

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
•the extent to which the COVID-19 pandemic continues to impact our business; and
•additional factors discussed under Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”) which are accessible on the SEC’s website at http://www.sec.gov.

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

You should read this Report and the documents that we reference and have filed as exhibits with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

As a land developer and builder of single-family homes, luxury homes, townhomes, condominiums, and apartments, our business strategy is to acquire and develop land strategically based on an understanding of population growth patterns, entitlement restrictions and land use evaluation, infrastructure development, and geo-economic forces. We endeavor to acquire land with scenic views to develop and sell residential lots, new home communities, townhomes, and multi-story condominium or apartment properties within a 20- to 60-minute commute of some of the nation's fastest-growing metro employment corridors.

We are leading the real estate industry as the first national land developer and home builder accepting payment in the form of cryptocurrency for our properties.

Our portfolio of land, lots, home plans, and finishing options, coupled with a historic low inventory of residential and multi-family housing in our principal geographic areas, provide an opportunity for us to increase revenue and overall market share. In addition to our single-family residential projects, we plan to build and sell townhomes, condominiums, and apartments. In an effort to strategically control the expanding needs of our corporate team, we signed a lease on October 5, 2021 for a new office space in Tacoma, Washington and moved our headquarters in April 2022. This office space is designed with a hybrid workforce in mind and takes into account employment trends that arose after the COVID-19 global pandemic, specifically the increase in hybrid or remote employees.

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

Our infrastructure development division constructs a diverse range of residential communities and improved lots. We own and lease heavy equipment which we utilize to build and develop residential subdivisions and multi-family communities. The equipment is primarily used for land clearing, site development, public and private road improvements, installation of wet utilities such as sewer, water, and storm sewer lines, in addition to construction of dry utility lines for power, gas, telephone, and cable service providers.

We are a general contractor and construct single-family homes, townhomes, condominiums, and apartments utilizing a base of employees in conjunction with third-party subcontractors.

As of August 10, 2022, we own or control 25 communities in Washington, Texas, California, and Florida, containing more than 3,100 lots or units in various stages of development.

Results of Operations

Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

The following table sets forth the summary statements of operations for the three months ended June 30, 2022 and 2021.

	2022	2021

Sales	$10,286,400	$14,132,400
Cost of sales	(12,218,300)	(10,805,100)
Gross profit (loss)	(1,931,900)	3,327,300
Operating expenses	(3,654,100)	(2,267,800)
Other income (expense)	(301,700)	9,900
Income tax benefit	1,378,600	—
Net income (loss)	$(4,509,100)	$1,069,400

Sales
Our sales decreased by 27.2% to $10.3 million for the three months ended June 30, 2022 as compared to $14.1 million for the three months ended June 30, 2021. Sales decreased in 2022 primarily due to a decrease in the sale of entitled land of $9.3 million, offset by an increase in home sales of $5.3 million. There was a large sale of entitled land to Lennar in the second quarter of 2021 but there were no entitled land sales in the second quarter of 2022. The second quarter 2022 home sales increased due to continued expansion into a new geographic location with $7.3 million of homes sold in Texas.

Gross Profit (Loss)
Our overall gross profit (loss) for the quarter decreased by 158.1% to $(1.9) million for the three months ended June 30, 2022 as compared to $3.3 million for the three months ended June 30, 2021. Gross margin (loss) was (18.8)% for the three months ended June 30, 2022 compared to 23.5% for the three months ended June 30, 2021. The decrease in gross profit and gross margin was primarily due to significant cost overruns on our fee build projects in 2022 and high margin attained with the sale of entitled land to Lennar in 2021 as compared to no sales in 2022. Our fee build cost overruns were primarily attributable to inflation and record setting rainfall in Western Washington resulting in a $(3.2) million gross profit loss and (212.9)% gross margin loss in the second quarter of 2022 as compared to $0.2 million gross profit and 11.8% gross margin in the second quarter 2021. The entitled land sales in the second quarter 2021 provided $2.4 million gross profit dollars at a gross margin of 25.5% that did not recur in the second quarter 2022.

Operating Expenses

Our operating expenses increased by 61.1% to $3.7 million for the three months ended June 30, 2022, as compared to $2.3 million for the three months ended June 30, 2021. The increase in total operating expenses is primarily attributable to the following:

1)Payroll expenses increased by $0.8 million due to increase in staff from the continued investment in our public company infrastructure and personnel to support our future growth plans;
2)Professional fees increased by $0.1 million, primarily driven by establishing and maintaining public company infrastructure and oversight;
3)Advertising and marketing increased by $0.1 million as a result of increased marketing activities to promote our company and real estate projects;
4)We incurred additional right of use expense of $0.1 million from leasing an office space in Tacoma, Washington for our new headquarters; and
5)We incurred additional depreciation expense of $0.1 million related to furniture, fixtures, and leasehold improvements for the new corporate office and equipment additions.

Other Income (Expense)
Other income (expense) was $(0.3) million for the three months ended June 30, 2022 as compared to $0.01 million for the three months ended June 30, 2021. This change is primarily due to $(0.4) million of interest expense incurred for the three months ended June 30, 2022. The interest expense increased due to the revolving line of credit loan we entered into on March 7, 2022.

Net Income (Loss)

Our net income (loss) decreased by 521.6% to $(4.5) million for the three months ended June 30, 2022 as compared to $1.1 million for the three months ended June 30, 2021. The decrease in net income was primarily attributable to a decrease in revenue and gross margins in the second quarter of 2022 as explained above.

Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

The following table sets forth the summary statements of operations for the six months ended June 30, 2022 and 2021.

	2022	2021

Sales	$38,867,400	$28,006,600
Cost of sales	(34,744,700)	(24,072,100)
Gross profit	4,122,700	3,934,500
Operating expenses	(7,493,400)	(4,317,600)
Other income (expense)	$(363,100)	$(96,700)
Income tax benefit	870,000	—
Net income (loss)	$(2,863,800)	$(479,800)

Sales
Our sales increased by 38.8% to $38.9 million for the six months ended June 30, 2022 as compared to $28.0 million for the six months ended June 30, 2021. Sales increased in 2022 due to the increases in home sales of $10.7 million, sale of developed lots of $2.1 million, and fee build revenue of $2.9 million, offset by a decrease in entitled land of $4.8 million. The home sales largely increased due to continued expansion into a new geographic location with $10.4 million of homes sold in Texas.

Gross Profit
Our overall gross profit increased by 4.8% to $4.1 million for the six months ended June 30, 2022 as compared to $3.9 million for the six months ended June 30, 2021. Gross margin was 10.6% for the six months ended June 30, 2022 compared to 14.0% for the six months ended June 30, 2021. The increase in gross profit was primarily due to an increase in home sales gross profit of $1.8 million and entitled land sales gross profit of $1.6 million, which was offset by the decrease in fee build gross profit of $(3.2) million in 2022. The (3.4)% decrease in gross margin was primarily driven by significant cost overruns with our fee build projects and was partially offset by the significant margins attained with the sale of entitled land in the first quarter of 2022.

For the six months ended June 30, 2022 and 2021, gross margins on land sales were 84.1% and 23.8%, developed lot sales were 11.3% and (0.7)%, homes closed were 16.2% and 15.5%, and fee build was (71.8)% and 11.8%, respectively.

Operating Expenses

Our operating expenses increased by 73.6% to $7.5 million for the six months ended June 30, 2022 as compared to $4.3 million for the six months ended June 30, 2021. The increase in total operating expenses is primarily attributable to the following:

1)Payroll expenses increased by $1.6 million due to increase in staff from the continued investment in our public company infrastructure and personnel to support our future growth plan;
2)Professional fees and director fees increased by $0.5 million and $0.1 million, primarily driven by establishing and maintaining public company infrastructure and oversight;
3)Stock compensation costs increased by $0.1 million, primarily driven by stock options and restricted stock issued to directors, executives, and employees;
4)Advertising and marketing increased by $0.1 million as a result of increased marketing activities to promote our company and real estate projects;
5)We incurred additional right of use expense of $0.2 million from leasing an office space in Tacoma, Washington for our new corporate headquarters; and

6)We incurred additional depreciation expense of $0.2 million related to furniture, fixtures, and leasehold improvements for the new corporate office and equipment additions.

Other Income (Expense)
Other income (expense) increased for the six months ended June 30, 2022 to $(0.4) million as compared to $(0.1) million for the six months ended June 30, 2021. This is primarily due to $(0.5) million of interest expense incurred for the six months ended June 30, 2022. The interest expense increased due to the revolving line of credit loan we entered into on March 7, 2022.

Net Income (Loss)

Our net loss increased by 496.9% to $(2.9) million for the six months ended June 30, 2022 as compared to $(0.5) million for the six months ended June 30, 2021. The decrease in net income was primarily attributable to a slight increase in gross profit, offset by increased operating expenses as explained above.

Liquidity and Capital Resources

Overview

Our principal uses of capital were operating expenses, land purchases, land development, single and multi-family construction, the payment of routine liabilities, payments on construction loans and related party construction loans, financing fees for the revolving line of credit and construction loans, and repurchase of company equity securities. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in land acquisitions and development operations and home construction operations in order to maintain a strong balance sheet and keep us poised for growth.

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

Our management considers a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets, and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service costs. Our governing documents do not contain a limitation on the amount of debt we may incur and our board of directors may change our target debt levels at any time without the approval of our shareholders.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property level debt and mortgage financing, and other public, private, or bank debt.

Real Estate Assets

Our real estate assets increased to $154.6 million as of June 30, 2022 from $122.1 million as of December 31, 2021. This increase was due to an increase in development and construction activities for houses, condominiums, townhomes, and apartments.

Liabilities

Liabilities increased to $115.0 million as of June 30, 2022 from $70.0 million as of December 31, 2021. This increase is primarily attributable to the following:

1.An increase in our construction loans of $24.2 million to fund the development of land and construction of houses, condominiums, townhomes, and apartments.
2.A new revolving credit facility was entered into with BankUnited and we borrowed $19.4 million net of debt discount to fund our general working capital needs; and
3.Accounts payable and accrued expenses increased by $6.1 million, primarily driven by an increase in trade accounts payable due to an increase of real estate projects in process.

Unrestricted Cash Balance

As of June 30, 2022, our unrestricted cash balance was $22.0 million compared to $25.6 million as of December 31, 2021.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $35.5 million as compared to $61.5 million for the six months ended June 30, 2021. The decrease in cash used is primarily attributable to a decrease in real estate assets of $32.0 million, and an increase from accounts payable and accrued expenses of $1.8 million, partially offset by an increase in net loss of $(2.4) million and increase in notes receivable of $8.9 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $1.5 million as compared to net cash used of $0.1 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, $1.7 million was used for the purchase of property and equipment compared to $0.2 million used for the acquisition of new equipment for the six months ended June 30, 2021. These purchases of property and equipment were partially offset by the proceeds from the sale of equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $33.5 million as compared to net cash provided of $72.0 million for the six months ended June 30, 2021. This decrease was primarily caused by net proceeds from a common stock offering of $25.1 million and net proceeds from a preferred stock offering of $28.7 million in 2021 that did not recur in the 2022 comparable period, and an increase in cash used for 2022 preferred dividends of $4.0 million, offset by net cash provided by the revolving line of credit loan of $20.3 million in 2022.

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the JOBS Act and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include:

•a requirement to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in a public offering registration statement;
•an exemption to provide fewer than five years of selected financial data in a public offering registration statement;
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

We will cease to be an “emerging growth company” upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering (December 31, 2025), (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We borrow from lenders using financial instruments such as term loans, notes payable, and a revolving credit facility. We utilize both fixed and variable interest rates in these financing operations. Interest incurred from our term loans and notes payables is calculated primarily using a fixed rate, whereas interest incurred from our revolving credit facility is calculated using a variable rate. We do not have the obligation to prepay these prior to maturity, and, as a result, interest rate risk and changes in fair market value should not have a significant impact on our fixed-rate debt.

We are exposed to market risks related to fluctuations in interest rates on our outstanding revolving line of credit. The interest rate for our variable rate indebtedness as of June 30, 2022 was equal to the daily simple secured overnight financing rate (SOFR) plus an applicable margin of 4.75%. At June 30, 2022, the SOFR was 1.50%. A hypothetical 100 basis point increase in the interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $0.2 million. Based on this, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations, or liquidity.

At June 30, 2022, we had outstanding fixed-rate borrowings net of debt discount and financing fees of approximately $74.9 million and outstanding variable-rate borrowings of approximately $19.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are operating effectively.

The material weakness in internal control relating to diluted earnings per share as indicated in the 2021 Annual Report on Form 10-K/A as well as the third quarter 2021 Quarterly Report on Form 10-Q/A has been remediated. Management improved the system of evaluating and implementing the accounting standards that apply to our financial statements and has significantly enhanced our accounting team through the hirings of a Chief Financial Officer, Director of Accounting, Senior Manager of SEC Reporting, Senior Finance Manager, and Tax Manager. We also provided additional training to our personnel and have engaged a nationally recognized third-party accounting firm with whom our management and accounting personnel can consult regarding the application of complex accounting transactions. Management has been monitoring the improvements made to the overall control environment during the previous two quarters and sufficiently tested the effectiveness of internal controls surrounding diluted earnings per share. Management will continue to monitor the effectiveness of our enhanced internal controls.

Changes in Internal Control over Financial Reporting

Other than the enhancements to internal controls related to diluted earnings per share, there was no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Sales of Securities

None.

(c) Repurchases of Our Equity Securities

The following table sets forth the shares of our common stock we acquired during the quarter as a result of the stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2022 - April 30, 2022	—	$—	—	—
May 1, 2022 - May 31, 2022	16,901	1.81	16,901	$4,969,000
June 1, 2022 - June 30, 2022	235,033	1.73	235,033	$4,562,300
Total	251,934		251,934

(1) Repurchases are executed from time to time, subject to general business and market conditions and other investment opportunities, through open market transactions, pursuant to the requirements of Rule 10b-18 of the Securities Exchange Act of 1934, or otherwise, with the terms and conditions of these repurchases depending on legal requirements, price, market and economic conditions, and other factors. See Note 15 in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

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

HARBOR CUSTOM DEVELOPMENT, INC.

Date: August 15, 2022	By	/s/ Sterling Griffin
Sterling Griffin Chief Executive Officer and President (Principal Executive Officer)

Date: August 15, 2022	By	/s/ Lance Brown
Lance Brown Chief Financial Officer (Principal Financial and Accounting Officer)