Form 10-Q
period 2022-09-30
Harbor Custom Development, Inc.
filed 2022-11-14
CIK 1784567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
There are 14,376,372 shares of common stock outstanding as of November 9, 2022.

PART I
ITEM 1. FINANCIAL STATEMENTS

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$13,707,900	$25,629,200
Restricted Cash	597,600	597,600
Accounts Receivable, net	5,503,900	1,113,500
Contract Assets, net	—	2,167,200
Notes Receivable, net	9,754,200	2,000,000
Prepaid Expense and Other Assets	2,911,900	2,778,100
Real Estate	179,932,800	122,136,100
Property, Plant and Equipment, net	10,069,200	9,199,700
Right of Use Assets	2,323,400	3,429,700
Deferred Tax Asset	2,586,800	649,000
TOTAL ASSETS	$227,387,700	$169,700,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$13,340,300	$10,662,800
Dividends Payable	634,700	670,900
Contract Liabilities	896,700	—
Deferred Revenue	63,900	44,800
Note Payable - D&O Insurance	537,500	903,800
Revolving Line of Credit Loan, net of Unamortized Debt Discount of $0.8 million and $0, respectively	24,011,400	—
Equipment Loans	4,296,100	5,268,500
Finance Leases	188,000	543,400
Construction Loans, net of Unamortized Debt Discount of $2.4 million and $4.4 million, respectively	83,263,500	34,957,100
Construction Loans - Related Party, net of Unamortized Debt Discount of $0.01 million and $1.1 million, respectively	8,926,100	13,426,600
Right of Use Liabilities	3,168,000	3,484,400
TOTAL LIABILITIES	139,326,200	69,962,300

COMMITMENTS AND CONTINGENCIES - SEE NOTE 12

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value per share, 10,000,000 shares authorized and 3,799,799 issued and outstanding at September 30, 2022 and 4,016,955 issued and outstanding at December 31, 2021	62,912,100	66,507,500
Common Stock, no par value per share, 50,000,000 shares authorized and 14,352,365 issued and outstanding at September 30, 2022 and 13,155,342 issued and outstanding at December 31, 2021	35,704,700	32,122,700
Additional Paid In Capital	1,224,600	752,700
Retained Earnings (Accumulated Deficit)	(11,779,900)	1,646,500
Stockholders’ Equity	88,061,500	101,029,400
Non-Controlling Interest	—	(1,291,600)
TOTAL STOCKHOLDERS’ EQUITY	88,061,500	99,737,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$227,387,700	$169,700,100
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales	$11,748,500	$18,010,600	$50,616,000	$46,017,200

Cost of Sales	11,310,800	10,866,200	46,055,400	34,938,300

Gross Profit	437,700	7,144,400	4,560,600	11,078,900

Operating Expenses	4,523,800	3,322,100	12,017,200	7,639,700

Operating Income (Loss)	(4,086,100)	3,822,300	(7,456,600)	3,439,200

Other Income (Expense)
Interest Expense	(565,800)	(115,100)	(1,046,800)	(298,500)
Interest Income	163,900	—	378,900	—
Loss on Sale of Equipment	(12,600)	—	(118,100)	(35,900)
Other Income	18,000	1,200	26,200	123,800
Total Other (Expense)	(396,500)	(113,900)	(759,800)	(210,600)

Income (Loss) Before Income Tax	(4,482,600)	3,708,400	(8,216,400)	3,228,600

Income Tax (Benefit)	(1,067,800)	—	(1,937,800)	—

Net Income (Loss)	(3,414,800)	3,708,400	(6,278,600)	3,228,600

Net Loss Attributable to Non-controlling interests	—	—	(600)	(1,700)
Preferred Dividends	(1,903,700)	(631,400)	(5,856,200)	(771,500)

Net Income (Loss) Attributable to Common Stockholders	$(5,318,500)	$3,077,000	$(12,134,200)	$2,458,800

Earnings (Loss) Per Share - Basic	$(0.37)	$0.21	$(0.88)	$0.17
Earnings (Loss) Per Share - Diluted	$(0.37)	$0.17	$(0.88)	$0.17

Weighted Average Common Shares Outstanding - Basic	14,350,899	14,898,594	13,862,865	14,350,143
Weighted Average Common Shares Outstanding - Diluted	14,350,899	22,063,584	13,862,865	14,522,663
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(6,278,600)	$3,228,600
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,022,200	783,500
Amortization of right of use assets	440,300	252,200
Loss on sale of equipment	119,800	35,900
Provision for loss on contract	421,400	—
Impairment loss on notes and related interest receivable	898,400	—
Stock compensation	473,800	416,100
Forgiveness on PPP loan	—	(10,000)
Amortization of revolver issuance costs	320,100	—
Net change in assets and liabilities:
Accounts receivable	(4,390,400)	(26,600)
Contract assets	2,167,200	(4,762,400)
Notes receivable	(8,524,600)	—
Prepaid expenses and other assets	(261,700)	820,300
Real estate	(56,179,400)	(82,755,400)
Deferred tax asset	(1,937,800)	—
Accounts payable and accrued expenses	2,677,600	3,175,800
Contract liabilities	475,300	390,900
Deferred revenue	19,100	(874,600)
Payments on right of use liability, net of incentives	349,600	(241,600)
NET CASH USED IN OPERATING ACTIVITIES	(68,187,700)	(79,567,300)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,808,000)	(378,100)
Proceeds on the sale of equipment	194,400	69,500
NET CASH USED IN INVESTING ACTIVITIES	(1,613,600)	(308,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans	65,240,900	39,560,800
Payments on construction loans	(16,080,500)	(10,092,500)
Financing fees construction loans	(2,304,000)	(1,476,900)
Related party construction loans	8,576,500	15,500,000
Payments on related party construction loans	(13,220,500)	(9,197,200)
Financing fees related party construction loans	(23,600)	(1,983,900)
Revolving line of credit loan, net of payments	24,788,900	—
Financing fees revolving line of credit loan	(1,097,700)	—
Note payable D&O insurance	590,100	—
Payments on note payable D&O insurance	(956,400)	(867,600)
Payments on equipment loans	(1,655,300)	(1,430,500)
Payments on financing leases	(70,700)	(289,000)
Payments on PPP loan	—	(9,300)
Net proceeds from issuance of common stock	—	25,101,000
Net proceeds from issuance of preferred stock	—	28,661,000
Preferred dividends	(5,892,400)	(560,900)
Repurchase of common stock	(437,700)	—
Proceeds from exercise of stock options	8,600	18,000
Proceeds from exercise of warrants	413,800	—
Deferred offering cost	—	(68,300)

NET CASH PROVIDED BY FINANCING ACTIVITIES	57,880,000	82,864,700

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(11,921,300)	2,988,800

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	26,226,800	2,396,500

CASH AND RESTRICTED CASH AT END OF PERIOD	$14,305,500	$5,385,300

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$5,350,400	$2,165,300

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Termination of leases	$52,100	$—
Amortization of debt discount capitalized	$1,617,300	$2,338,000
Financing of fixed assets additions	$110,000	$1,566,800
Conversion of finance lease to equipment loan	$394,800	$—
Cancellation of finance leases	$—	$99,100
New right of use obligations	$—	$166,800
Conversion of preferred to common stock	$3,595,400	$—
Dividends declared but not paid	$634,600	$210,600
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Shares Issued	No Par	Shares Issued	No Par

Balance, January 1, 2021	5,636,548	$11,956,900	—	$—	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

Net Proceeds from Issuance of Common Stock	9,200,000	25,101,000					25,101,000		25,101,000
Exercise of Stock Options	45,046				18,000		18,000		18,000
Stock Compensation Expense	8,500				115,100		115,100		115,100
Net Income (Loss)						(1,549,800)	(1,549,800)	600	(1,549,200)

Balance, March 31, 2021	14,890,094	$37,057,900	—	$—	$367,900	$(6,036,900)	$31,388,900	$(1,289,300)	$30,099,600

Net Proceeds from Issuance of Preferred Stock			1,260,555	28,661,000			28,661,000		28,661,000
Preferred Dividends						(140,100)	(140,100)		(140,100)
Stock Compensation Expense	8,500				115,800		115,800		115,800
Net Income (Loss)						1,071,700	1,071,700	(2,300)	1,069,400

Balance, June 30, 2021	14,898,594	$37,057,900	1,260,555	$28,661,000	$483,700	$(5,105,300)	$61,097,300	$(1,291,600)	$59,805,700

Preferred Dividends						(631,400)	(631,400)		(631,400)
Stock Compensation Expense	23,500				185,200		185,200		185,200
Net Income (Loss)						3,708,400	3,708,400		3,708,400

Balance, September 30, 2021	14,922,094	$37,057,900	1,260,555	$28,661,000	$668,900	$(2,028,300)	$64,359,500	$(1,291,600)	$63,067,900

Balance, January 1, 2022	13,155,342	$32,122,700	4,016,955	$66,507,500	$752,700	$1,646,500	$101,029,400	$(1,291,600)	$99,737,800

Preferred Dividends						(2,012,500)	(2,012,500)		(2,012,500)
Exercise of Stock Options	21,623	10,500			(1,900)		8,600		8,600
Stock Compensation Expense	60,214				242,400		242,400		242,400
Dissolution of Non-Controlling Interest						(1,292,100)	(1,292,100)	1,292,100	—
Net Income (Loss)						1,645,800	1,645,800	(500)	1,645,300

Balance, March 31, 2022	13,237,179	$32,133,200	4,016,955	$66,507,500	$993,200	$(12,300)	$99,621,600	$—	$99,621,600

Preferred Dividends						(1,940,000)	(1,940,000)		(1,940,000)
Stock Compensation Expense	17,500				112,300		112,300		112,300
Conversion of Preferred stock	1,206,515	3,595,400	(217,156)	(3,595,400)			—		—
Exercise of Warrants	139,295	413,800					413,800		413,800
Share Repurchase	(251,934)	(437,700)					(437,700)		(437,700)
Net Loss						(4,509,100)	(4,509,100)		(4,509,100)

Balance, June 30, 2022	14,348,555	$35,704,700	3,799,799	$62,912,100	$1,105,500	$(6,461,400)	$93,260,900	$—	$93,260,900

Preferred Dividends						(1,903,700)	(1,903,700)		(1,903,700)
Stock Compensation Expense	3,810				119,100		119,100		119,100
Net Loss						(3,414,800)	(3,414,800)		(3,414,800)

Balance, September 30, 2022	14,352,365	$35,704,700	3,799,799	$62,912,100	$1,224,600	$(11,779,900)	$88,061,500	$—	$88,061,500
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

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on The Nasdaq Stock Market LLC ("Nasdaq”) on August 28, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follow:

Names	Dates of Formation	Attributable Interest
		September 30, 2022	December 31, 2021
Saylor View Estates, LLC*	March 30, 2014	N/A	51%
Harbor Materials, LLC**	July 5, 2018	N/A	N/A
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	100%
Tanglewilde, LLC	June 25, 2021	100%	100%
HCDI FL CONDO LLC	July 30, 2021	100%	100%
HCDI Mira, LLC	August 31, 2021	100%	100%
HCDI Bridgeview, LLC	October 28, 2021	100%	100%
HCDI Wyndstone, LLC	September 15, 2021	100%	100%
HCDI Semiahmoo, LLC	December 17, 2021	100%	100%
Mills Crossing, LLC	July 21, 2022	100%	N/A
Broadmoor Ventures, LLC	August 24, 2022	100%	N/A

*Saylor View Estates, LLC was voluntarily dissolved with the State of Washington as of January 20, 2022.
**Harbor Materials, LLC was voluntarily dissolved with the State of Washington as of January 29, 2021.

As of September 30, 2022 and December 31, 2021, the aggregate non-controlling interest was $0 and $(1.3) million, respectively.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021. The accompanying unaudited condensed consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

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

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

Effective December 3, 2020, the Company’s Board of Directors and stockholders approved and adopted the 2020 Restricted Stock Plan (the “2020 Plan”). The 2020 Plan allows the Administrator, currently the Compensation Committee to determine the issuance of restricted stock to eligible officers, directors, and key employees. The Company reserved 700,000 shares of common stock for issuance under the 2020 Plan. On June 1, 2022, the stockholders of the Company voted to approve an amendment to the 2020 Plan to increase, by 2,000,000, the authorized number of shares of common stock available for awards under the 2020 Plan.

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

For the nine months ended September 30, 2022 and 2021 when computing fair value of share-based payments, the Company has considered the following range of assumptions:

	September 30, 2022	September 30, 2021
Risk-free interest rate	1.73% - 3.54%	0.23% - 1.11%
Exercise price	$1.12 - $3.00	$2.76 - $5.00
Expected life of grants in years	3.93 - 6.51	2.50 - 6.50
Expected volatility of underlying stock	42.34% - 48.13%	42.63% - 56.13%
Dividends	—	—

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

Repurchase of Equity Securities

Share repurchases are recorded to common stock at the value of the cash consideration paid, as the Company's common stock has no par value. These shares are being repurchased for the purpose of constructive retirement. See Note 15. Stockholder's Equity for additional information on the share repurchase program.

Earnings (Loss) Per Share

EPS is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to topic 260-10-45 of the FASB ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through a contingent shares issuance arrangement, stock options, warrants, RSUs, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible preferred stock as prescribed in FASB ASC Topic 260.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per share of common stock for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$(5,318,500)	$3,077,000	$(12,134,200)	$2,458,800
Effect of dilutive securities:	—	631,400	—	—

Diluted net income (loss)	$(5,318,500)	$3,708,400	$(12,134,200)	$2,458,800

Denominator:
Weighted average common shares outstanding - basic	14,350,899	14,898,594	13,862,865	14,350,143
Dilutive securities (a):
Restricted Stock Awards	—	—	—	288
Options	—	141,987	—	152,565
Warrants	—	19,359	—	19,667
Convertible Preferred Stock	—	7,003,644	—	—

Weighted average common shares outstanding and assumed conversion – diluted	14,350,899	22,063,584	13,862,865	14,522,663

Basic net earnings (loss) per common share	$(0.37)	$0.21	$(0.88)	$0.17

Diluted net earnings (loss) per common share	$(0.37)	$0.17	$(0.88)	$0.17

(a) - Outstanding anti-dilutive securities excluded:
Unvested restricted stock awards	274,583	62,500	274,583	62,500
Stock options	800,925	298,333	800,925	298,333
Warrants to purchase common stock	18,447,564	4,664,335	18,447,564	4,664,335
Convertible preferred stock*	3,799,799	—	3,799,799	1,260,555
Warrants to purchase convertible preferred stock*	12,000	12,000	12,000	12,000
*Preferred stock and warrants to purchase convertible preferred stock are convertible into common stock on a 5.556 to 1 ratio.

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

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

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

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides for an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information, and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for doubtful accounts was $0 as of September 30, 2022 and December 31, 2021.

Notes Receivable

Notes receivables are recorded at amounts due to the Company according to the contractual terms of the loan agreement. The Company's notes receivables are for the sale of real estate properties or financing the development of the properties prior to acquisition and are each secured by the underlying improved real estate properties.

The Company reviews notes receivable for impairment whenever events or circumstances indicate that the note may not be fully recoverable. Impairment is present when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If management determines an amount to be uncollectible, impairment is measured based on the estimated uncollectible amount less the fair value of the underlying collateral. Impairment is recognized with a valuation allowance against the note receivable with a corresponding charge to bad debt expense under operating expenses. The valuation allowance was $0.8 million for notes receivable and $0.1 million for related interest receivables as of September 30, 2022. No impairment loss was recognized as of December 31, 2021. (See Note 3. Notes Receivable.)

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

The Company capitalized interest from related party borrowings of $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. The Company capitalized interest from related party borrowings of $0.9 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively. The Company capitalized interest from third-party borrowings of $1.5 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. The Company capitalized interest from third-party borrowings of $3.4 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company did not identify any triggering events that would require further investigation under ASC 360.

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

The Company recognizes revenue when title is transferred. The Company does not have any further material performance obligations once title is transferred.

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

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e., design, engineering, procurement of material, etc.) should not be recognized as the Company does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current contract asset in the Company’s balance sheet. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract would be reflected as a current contract liability in the Company’s balance sheet. (See Note 17. Uncompleted Contracts.)

Revenues from contracts with customers are summarized by category as follows for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Homes	$4,693,900	$3,762,000	$25,758,100	$13,947,900
Developed Lots	—	770,000	9,080,000	7,770,000
Entitled Land	3,400,000	10,440,000	7,880,000	19,750,000
Fee Build	3,623,500	2,871,300	7,825,300	4,219,500
Multifamily	27,200	—	27,200	—
Construction Materials	3,900	167,300	45,400	329,800
Total Revenue	$11,748,500	$18,010,600	$50,616,000	$46,017,200

Disaggregation of Revenue from Contracts with Customers:

The following table disaggregates the Company’s revenue based on the type of sale or service and the timing of satisfaction of performance obligations for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Performance obligations satisfied at a point in time	$8,125,000	$15,139,300	$42,790,700	$41,797,700
Performance obligations satisfied over time	3,623,500	2,871,300	7,825,300	4,219,500
Total Revenue	$11,748,500	$18,010,600	$50,616,000	$46,017,200

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

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. There are no uncertain tax positions as of September 30, 2022 and December 31, 2021.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes a 15% Corporate Alternative Minimum Tax (“Corporate AMT”) for tax years beginning after December 31, 2022. The Company does not expect the Corporate AMT to have a material impact on its consolidated financial statements. Additionally, the IRA imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations. The excise tax is imposed on the value of the net stock repurchased or treated as repurchased. The new law will apply to stock repurchases occurring after December 31, 2022.

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Pursuant to ASU No. 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022 for small reporting companies, non-SEC filers, and all other companies. The Company has not yet adopted ASU 2016-13 and will continue to evaluate any impact from this accounting standard on its notes receivables.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of September 30, 2022 and December 31, 2021, there were no impairment losses recognized for long-lived assets.

2. CONCENTRATIONS

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances generally exceed the federal insurance limits. Uninsured cash balances were $12.7 million and $24.5 million as of September 30, 2022 and December 31, 2021, respectively.

Revenue Concentrations

Homes

For the three months ended September 30, 2022, three customers each represented 32%, 33%, and 34% of the home revenue, respectively. For the three months ended September 30, 2021, five customers each represented 19% of the home revenue.

There were no concentrations in relation to the homes revenue segment for the nine months ended September 30, 2022 and 2021.

Developed Lots

There were no concentrations in relation to the developed lots segment for the three months ended September 30, 2022. For the three months ended September 30, 2021, three customers each represented 38%, 38%, and 24% of the developed lots revenue, respectively.

For the nine months ended September 30, 2022, two customers represented 62% and 26%, respectively, of the developed lots revenue segment. Lennar Northwest, Inc. represented 90% of the developed lots revenue for the nine months ended September 30, 2021.

Entitled Land

For the three months ended September 30, 2022, 1031 Services, Inc. represented 100% of the entitled land revenue.
For the three months ended September 30, 2021, Lennar Northwest, Inc. represented 100% of the entitled land revenue.

Two customers represented 57% and 43% of the entitled land revenue for the nine months ended September 30, 2022. Lennar Northwest, Inc., represented 100% for the nine months ended September 30, 2021.

Fee Build

Lennar Northwest, Inc. represented 100% of fee build revenue for the three and nine months ended September 30, 2022 and 2021.

3. NOTES RECEIVABLE

As of September 30, 2022, the total principal balance of notes receivable amounted to $9.8 million. These notes arose as financing by the Company for the sale of real estate properties or financing the development of the properties prior to acquisition. These notes are secured by the underlying improved real estate properties and accrue interest at annual rates ranging from 5% to 9%. All payments of principal and interest are due in full between March 30, 2023 and December 20, 2024. The outstanding balance of the notes amounted to $9.8 million and $2.0 million at September 30, 2022 and December 31, 2021, respectively. Interest income was $0.2 million and $0 for the three months ended September 30, 2022 and 2021, respectively. Interest income was $0.4 million and $0 for the nine months ended September 30, 2022 and 2021, respectively.

In March 2022, the Company entered into a promissory note with Rocklin Winding Lane 22, LLC for $4.8 million ("the note") for the sale of developed lots. In the third quarter of 2022, Rocklin Winding Lane 22, LLC defaulted on the note due to a missed interest payment on June 30, 2022. As a result, the Company issued a letter of default in August 2022 and began foreclosure proceedings on the underlying real estate asset in October 2022. Pursuant to the subordination agreement, the underlying real estate asset has a $1.0 million senior loan to a third party that is prioritized over the note. The Company has performed an impairment analysis by reviewing the difference between the carrying amount of the note and the estimated fair value of the collateralized properties and determined that the note is not fully collectible. As of September 30, 2022, the Company recorded a valuation allowance against the note and related bad debt expense within operating expenses of $0.8 million.

The details of notes receivables, net of a valuation allowance are as follows:

	September 30, 2022	December 31, 2021
Broadmoor Commons LLC	$942,100	$500,000
Modern Homestead LLC	1,500,000	1,500,000
Rocklin Winding Lane 22, LLC	4,032,100	—
Noffke Horizon View, LLC	3,280,000	—
Total Notes Receivable	$9,754,200	$2,000,000

4. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	September 30, 2022	December 31, 2021
Machinery and Equipment	$10,613,100	$10,577,600
Vehicles	104,000	71,800
Furniture and Fixtures	695,600	420,300
Leasehold Improvements	1,471,300	81,200
Total Fixed Assets	12,884,000	11,150,900
Less Accumulated Depreciation	(2,814,800)	(1,951,200)
Fixed Assets, Net	$10,069,200	$9,199,700

Depreciation expense was $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively.

Depreciation expense was $1.0 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

5. REAL ESTATE

Real Estate consisted of the following components:

	September 30, 2022	December 31, 2021
Land Held for Development	$47,311,900	$73,524,400
Construction in Progress	101,894,900	43,362,700
Held for Sale	30,726,000	5,249,000
Total Real Estate	$179,932,800	$122,136,100

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Trade Accounts Payable	$10,853,600	$5,558,400
Income Tax Payable	—	2,415,900
Accrued Compensation, Bonuses, and Benefits	671,900	1,071,700
Accrued Quarry Reclamation Costs	154,600	500,000
Retainage Payable	1,029,200	445,800
Other Accruals	631,000	671,000
Total Accounts Payable and Accrued Expenses	$13,340,300	$10,662,800

7. REVOLVING LINE OF CREDIT

On March 7, 2022, the Company entered into a senior secured revolving credit facility (“the credit facility”) with BankUnited, N.A. (the "Lender") for $25.0 million. The credit facility has a two year term, with a maturity date of March 7, 2024. The unpaid principal bears interest at a fluctuating rate of interest per annum equal to the daily simple secured overnight financing rate (SOFR) plus the applicable margin of 4.75%. The credit facility is used to fund the Company’s general working capital needs and interest is expensed as incurred. For the three and nine months ended September 30, 2022, the Company capitalized debt issuance costs of $0 and $1.1 million, respectively. These costs are recorded as debt discount and amortized ratably over the life of the loan. The credit facility is collateralized by all of the Company's assets wherein the Lender is granted a junior priority interest in all collateralized Company assets that Lender has previously identified as a permitted lien or other encumbrance that the Company regularly incurs through its ordinary course of business; in all other Company assets, Lender maintains a first priority security interest. The credit facility also contains specific financial covenants. As of September 30, 2022, the Company was in compliance with these covenants except for its minimum interest coverage ratio requirement. The Company is actively engaged with the Lender to come to terms on a restructured financing arrangement, potentially including revised financial covenants for future periods. The discussions are on-going and there has been no formal revised agreement as of the date hereof. Interest expense was $0.5 million and $0 for the three months ended September 30, 2022 and 2021, respectively. Interest expense was $0.9 million and $0 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the revolving line of credit loan balance was $24.8 million and the unamortized debt discount balance was $0.8 million.

8. EQUIPMENT LOANS

Equipment loans consists of the following:

	September 30, 2022	December 31, 2021
Various notes payable to banks and financial institutions with interest rates varying from 0% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $11,600 through 2025:	$4,296,100	$5,268,500
Book value of collateralized equipment:	6,944,800	7,229,000

Future equipment loan maturities at September 30, 2022 are as follows:

Year Ending December 31,

2022 (three months)	$502,600
2023	1,896,800
2024	1,673,200
2025	223,500
Total	$4,296,100

Interest expense was $0.04 million and $0.05 million for the three months ended September 30, 2022 and 2021, respectively.

Interest expense was $0.1 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

9. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. Most loans are generally on one to two year terms but will be refinanced if the project is not completed within one to two years and will be due upon the completion of the project. Interest accrues on the loans and is included with the payoff of the loan. Interest ranges from 5% to 10%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances related to third party lenders as of September 30, 2022 and December 31, 2021 were $85.6 million and $39.4 million, respectively. The unamortized debt discounts related to these construction loans as of September 30, 2022 and December 31, 2021 were $2.4 million and $4.4 million, respectively. The book value of collateralized real estate as of September 30, 2022 and December 31, 2021 was $165.9 million and $122.1 million, respectively.

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

11. NOTE PAYABLE DIRECTORS & OFFICERS INSURANCE

The Company purchased Directors & Officers (D&O) insurance on August 28, 2022 for $0.6 million. A down payment of $0.1 million was made and the remaining balance was financed over 11 months. The interest rate on the loan is 4.75%. The loan balance as of September 30, 2022 and December 31, 2021 was $0.5 million and $0.9 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On June 15, 2020, the Company entered into a purchase and sale agreement to acquire property for the construction of 33 townhomes located in East Bremerton, Washington for $2.0 million. Closing is expected to take place in Q4 2022.

On December 2, 2021, the Company entered into a purchase and sale agreement for the acquisition of 438 acres in Blaine, Washington for $13.5 million. Closing is expected to take place in Q4 2023.

On April 21, 2022, the Company entered into a purchase and sale agreement for the purchase of 4.81 acres in Port Orchard, Washington for $2.6 million. Closing is expected to take place in Q4 2022.

13. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a former director and minority shareholder, is a partner. These loans were originated between April 2019 and June 2021; the loans generally have a 12 to 18 month maturity, including those that have been extended. The interest rates range between 7.99% and 9.99%. As of September 30, 2022, and December 31, 2021, the outstanding loan balances were $8.9 million and $14.5 million, respectively. For the three months ended September 30, 2022 and 2021, the Company capitalized loan fees of $0.01 million and $0, respectively. For the nine months ended September 30, 2022 and 2021, the Company capitalized loan fees of $0.02 million and $0.6 million, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of September 30, 2022 and December 31, 2021, there were $0.01 million and $0.2 million of remaining debt discounts, respectively. The interest is capitalized to real estate as incurred. During the three months ended September 30, 2022 and 2021, the Company incurred interest of $0.3 million and $0.2 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred interest of $0.9 million and $0.6 million, respectively.

Robb Kenyon resigned as a director of the Company on July 8, 2021.

Due to Related Party

The Company utilizes a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The materials produced by the quarry and sold by the Company to others are subject to a 25% commission payable to SGRE, LLC, which is 100% owned by the Company’s Chief Executive Officer and President. The commission expense is recorded in operating expenses. On September 30, 2022 and December 31, 2021, the commission payable was $0 and $0.01 million, respectively. The commission expense for the three months ended September 30, 2022 and 2021, was $0.01 million and $0.02 million, respectively. The commission expense for the nine months ended September 30, 2022 and 2021, was $0.04 million and $0.1 million, respectively.

14. INCOME TAX

The Company’s effective tax rate for the nine months ended September 30, 2022 was a benefit of 23.6%, compared to 0% for the nine months ended September 30, 2021. The Company calculated the effective tax rate for the nine months ended September 30, 2022 based on the actual effective tax rate for the year-to-date period compared to the estimate of the annual effective tax rate for the nine months ended September 30, 2021. The increase in the effective tax rate for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is driven by the release of the valuation allowance at December 31, 2021 and nondeductible incentive stock options.

15. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, at no par value per share. At September 30, 2022, the Company has 14,352,365 shares of common stock issued and outstanding.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription, or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

At September 30, 2022, the Company is authorized to issue 10,000,000 shares of preferred stock, no par value per share. As of September 30, 2022, the Company has 3,799,799 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding. The holders of the Series A Preferred Shares are entitled to receive dividends at $2.00 per share per annum which are paid monthly in arrears starting June 30, 2021. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the Board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each Series A Preferred Share, together with accrued but unpaid dividends, is convertible into 5.556 shares of common stock (subject to adjustment) at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends in the amount of $2.00 per share per annum, which is equivalent to 8% of the $25.00 liquidation preference per share. The Company has accrued dividends of $0.6 million as of September 30, 2022 which were paid on October 17, 2022.

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

Repurchase of Equity Securities

On May 10, 2022, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock. The amount of the repurchase program represented approximately 15% of the outstanding shares of the Company’s common stock valued at the closing price on May 10, 2022. During the nine months ended September 30, 2022, the Company repurchased 251,934 shares of common stock under this repurchase program at an average price of $1.76 per share for a total of $0.4 million.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2022	463,251	$2.82
Exercisable – January 1, 2022	343,724	$2.77
Granted	392,000	$1.19
Exercised	(21,623)	$0.40
Forfeited/Cancelled	(32,703)	$1.90
Outstanding – September 30, 2022	800,925	$2.05
Exercisable – September 30, 2022	383,049	$2.76

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $6.50	800,925	8.28	$2.05	383,049	$2.76

During the nine months ended September 30, 2022, the Company issued 392,000 options to employees. The options have an exercise price between $1.12 and $2.09 per share, a term of ten years, and vest over one or three years. The options have an aggregated fair value of approximately $0.2 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the nine months ended September 30, 2022, the Company had 21,623 options exercised by former employees. These options were exercised at $0.40 per share for a total of $0.01 million.

The Company recognized share-based compensation net of forfeitures related to options of $0.02 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively.

The Company recognized share-based compensation net of forfeitures related to options of $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

On September 30, 2022, unrecognized share-based compensation was $0.3 million.

The intrinsic value for outstanding and exercisable options as of September 30, 2022 was $0.1 million and $0.1 million.

(B) Warrants

The following is a summary of the Company’s common stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2022	18,486,859	$3.46
Exercisable – January 1, 2022	18,486,859	$3.46
Granted	100,000	$3.00
Exercised	(139,295)	$2.97
Forfeited/Cancelled	—	$—
Outstanding – September 30, 2022	18,447,564	$3.47
Exercisable – September 30, 2022	18,372,564	$3.47

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $7.50	18,447,564	3.93	$3.47	18,372,564	$3.47

During the nine months ended September 30, 2022, the Company issued 100,000 warrants in connection with investor relation services being performed. The warrants have an exercise price of $3.00 per share, a term of five years, and vest over three years. The fair value of these warrants is $0.1 million as of September 30, 2022.

The intrinsic value for outstanding and exercisable warrants as of September 30, 2022 was $0.01 million and $0.01 million, respectively.

The following is a summary of the Company’s preferred stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2022	12,000	$24.97
Exercisable – January 1, 2022	12,000	$24.97
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – September 30, 2022	12,000	$24.97
Exercisable – September 30, 2022	12,000	$24.97

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$24.97	12,000	3.69	$24.97	12,000	$24.97

The intrinsic value for outstanding and exercisable preferred warrants as of September 30, 2022 was $0.

(C) Restricted Stock Plan

The following is a summary of the Company’s restricted stock activity:

	Restricted Stock	Weighted Average Fair Value
Non Vested Balance - January 1, 2022	145,000	$2.45
Granted	231,100	$1.96
Vested	101,517	$2.66
Forfeited/Cancelled	—	$—
Non Vested Balance - September 30, 2022	274,583	$1.96

The Company periodically grants restricted stock awards to the Board of Directors and certain employees pursuant to the 2020 Plan. These typically are awarded by the Compensation Committee at one time and from time to time, to vest over one to three years, unless otherwise determined by the Compensation Committee.

The Company recognized $0.05 million and $0.1 million of share-based compensation during the three months ended September 30, 2022 and 2021, respectively.

The Company recognized $0.4 million and $0.2 million of share-based compensation during the nine months ended September 30, 2022 and 2021, respectively.

On September 30, 2022, there was $0.4 million of unrecognized compensation related to non-vested restricted stock.

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

The Company’s business is organized into five material reportable segments which aggregate 99.9% of revenue for the nine months ended September 30, 2022:

1) Homes
2) Developed lots
3) Entitled land
4) Multi-family
5) Fee Build

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents revenue, cost of goods sold, and gross profit (loss) information for the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by segment
Homes	$4,693,900	$3,929,300	$25,758,100	$14,277,700
Developed lots	—	770,000	9,080,000	7,770,000
Entitled land	3,400,000	10,440,000	7,880,000	19,750,000
Multi-family	27,200	—	27,200	—
Fee Build	3,623,500	2,871,300	7,825,300	4,219,500
Other	3,900	—	45,400	—
	$11,748,500	$18,010,600	$50,616,000	$46,017,200

Cost of goods sold by segment
Homes	$3,805,000	$3,498,000	$21,461,100	$12,378,200
Developed lots	87,300	495,400	8,144,300	7,541,700
Entitled land	3,347,900	4,492,600	4,060,800	11,449,400
Multi-family	25,100	—	27,300	—
Fee Build	3,791,200	2,380,200	11,010,600	3,569,000
Other	254,300	—	1,351,300	—
	$11,310,800	$10,866,200	$46,055,400	$34,938,300

Gross profit (loss) by segment
Homes	$888,900	$431,300	$4,297,000	$1,899,500
Developed lots	(87,300)	274,600	935,700	228,300
Entitled land	52,100	5,947,400	3,819,200	8,300,600
Multi-family	2,100	—	(100)	—
Fee Build	(167,700)	491,100	(3,185,300)	650,500
Other	(250,400)	—	(1,305,900)	—
	$437,700	$7,144,400	$4,560,600	$11,078,900

The following represents total assets for the Company’s reportable segments at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Homes	$27,009,200	$36,615,600
Developed lots	42,983,800	8,219,500
Entitled land	9,911,500	28,157,800
Multi-family	111,291,300	47,679,400
Fee Build	5,768,500	3,325,300
Unallocated (Shared)	30,423,400	45,702,500
Total Assets	$227,387,700	$169,700,100

17. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$16,580,500	$5,991,300
Estimated earnings (loss)	(1,944,600)	811,600
Costs and estimated earnings on uncompleted contracts	14,635,900	6,802,900
Billings to date	15,111,200	4,635,700
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,167,200
Billings in excess of costs and estimated earnings on uncompleted contracts	(475,300)	—
Provision for loss on contract	(421,400)	—
Contract Assets (Liabilities), net	$(896,700)	$2,167,200

At September 30, 2022, the contract liability of $0.9 million consists of a net loss of $1.9 million and provision for loss on contract of $0.4 million, partially offset by costs in excess of billings of $1.4 million. The uncollected billings as of September 30, 2022 were $5.5 million. At December 31, 2021, the contract asset of $2.2 million consisted of estimated earnings of $0.8 million and costs in excess of billings of $1.4 million. The uncollected billings as of December 31, 2021 were $1.0 million.

18. SUBSEQUENT EVENTS

On October 10, 2022, the board of directors of the Company declared a monthly cash dividend on the Company’s Series A Preferred Shares of $0.167 per share. The cash dividend is payable on November 20, 2022 to stockholders of record on October 31, 2022.

On October 20, 2022, the Company entered into a purchase and sale agreement for the sale of 56.63 acres in Punta Gorda, Florida for $7.3 million. Closing is expected to take place in Q4 2022.

On November 10, 2022, the board of directors of the Company declared a monthly cash dividend on the Company’s Series A Preferred Shares of $0.167 per share. The cash dividend is payable on December 20, 2022 to stockholders of record on November 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future construction, revenues, income, cost of sales, expenses, and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal,” “foresee,” “likely,” “target,” “may,” “should,” “could,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Report speak only as of the date of this document and we disclaim any obligation to update these statements unless required by law and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward-looking statements:

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
•the extent to which the COVID-19 pandemic continues to impact our business; and
•additional factors discussed under Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “Annual Report on Form 10-K/A”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”) which are accessible on the SEC’s website at http://www.sec.gov.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Report and are subject to risks and uncertainties. Moreover, we operate in a very highly competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on forward-looking statements contained herein.

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

As a land developer and builder of single-family homes, luxury homes, townhomes, and apartments, our business strategy is to acquire and develop land strategically based on an understanding of population growth patterns, entitlement restrictions and land use evaluation, infrastructure development, and geo-economic forces. We endeavor to acquire land with scenic views to develop and sell residential lots, new home communities, townhomes, and multi-story condominium or apartment properties within a 20- to 60-minute commute of some of the nation's fastest-growing metro employment corridors.

We are leading the real estate industry as the first national land developer and home builder accepting payment in the form of cryptocurrency for our properties.

Our portfolio of land, lots, home plans, and finishing options, coupled with a historic low inventory of residential and multi-family housing in our principal geographic areas, provide an opportunity for us to increase revenue and overall market share. In addition to our single-family residential projects, we plan to build and sell townhomes, and apartments. In an effort to strategically control the expanding needs of our corporate team, we signed a lease on October 5, 2021 for a new office space in Tacoma, Washington and moved our headquarters in April 2022. This office space is designed with a hybrid workforce in mind and takes into account employment trends that arose after the COVID-19 global pandemic, specifically the increase in hybrid or remote employees.

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

We are a general contractor and construct single-family homes, townhomes, and apartments utilizing a base of employees in conjunction with third-party subcontractors.

As of November 9, 2022, we own or control 21 communities in Washington, Texas, California, and Florida, containing approximately 2,500 lots or units in various stages of development.

Results of Operations

Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

The following table sets forth the summary statements of operations for the three months ended September 30, 2022 and 2021.

	2022	2021

Sales	$11,748,500	$18,010,600
Cost of sales	(11,310,800)	(10,866,200)
Gross profit	437,700	7,144,400
Operating expenses	(4,523,800)	(3,322,100)
Other income (expense)	(396,500)	(113,900)
Income tax benefit	1,067,800	—
Net income (loss)	$(3,414,800)	$3,708,400

Sales

Our sales decreased by 34.8% to $11.7 million for the three months ended September 30, 2022 as compared to $18.0 million for the three months ended September 30, 2021. Sales decreased in 2022 primarily due to a decrease in the sale of entitled land of $7.0 million and decrease in the sale of developed lots of $0.8 million, partially offset by increases in home sales of $0.8 million and fee build revenue of $0.8 million. There was a large sale of entitled land to Lennar Northwest, Inc. ("Lennar") in the third quarter of 2021 compared to a less significant entitled land sale in the third quarter of 2022.

Gross Profit

Our overall gross profit for the quarter decreased by 93.9% to $0.4 million for the three months ended September 30, 2022 as compared to $7.1 million for the three months ended September 30, 2021. Gross margin was 3.7% for the three months ended September 30, 2022 compared to 39.7% for the three months ended September 30, 2021. The $6.7 million decrease in gross profit and 35.9% decrease in gross margin were primarily due to the non-recurrence of higher margin entitled land sales in 2022 and a decrease in fee build gross profit and gross margin due to significant cost overruns. The entitled land sales in the third quarter 2021 provided $5.9 million gross profit dollars at a gross margin of 57.0% that did not recur in the third quarter 2022.

Operating Expenses

Our operating expenses increased by 36.2% to $4.5 million for the three months ended September 30, 2022, as compared to $3.3 million for the three months ended September 30, 2021. The increase in total operating expenses is primarily attributable to a bad debt expense of $0.9 million relating to notes and interest receivables from the sale of Winding Lanes developed lots in March 2022 and $0.5 million in pre-acquisition due diligence costs associated with the cancelation of the Westry Village project, partially offset by a reduction in 2022 incentive bonus compensation of $0.6 million. Individually less significant increases in payroll expenses, marketing and advertising, right of use expense for a new corporate office, and depreciation expense, partially offset by a decrease in stock compensation also contributed to the change over the prior year period.

Other Income (Expense)

Other income (expense) was $(0.4) million for the three months ended September 30, 2022 as compared to $(0.1) million for the three months ended September 30, 2021. This change is primarily due to $(0.6) million of interest expense incurred for the three months ended September 30, 2022, offset by $0.2 million of interest income incurred. The interest expense increased due to borrowings on the revolving line of credit loan we entered into on March 7, 2022.

Net Income (Loss)

Our net income (loss) decreased by 192.1% to $(3.4) million for the three months ended September 30, 2022 as compared to $3.7 million for the three months ended September 30, 2021. The decrease in net income was primarily attributable to a decrease in revenue and gross margins, and increases in cost of sales and operating expenses in the third quarter of 2022 as explained above.

Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

The following table sets forth the summary statements of operations for the nine months ended September 30, 2022 and 2021.

	2022	2021

Sales	$50,616,000	$46,017,200
Cost of sales	(46,055,400)	(34,938,300)
Gross profit	4,560,600	11,078,900
Operating expenses	(12,017,200)	(7,639,700)
Other income (expense)	$(759,800)	$(210,600)
Income tax benefit	1,937,800	—
Net income (loss)	$(6,278,600)	$3,228,600

Sales

Our sales increased by 10.0% to $50.6 million for the nine months ended September 30, 2022 as compared to $46.0 million for the nine months ended September 30, 2021. Sales increased in 2022 due to the increases in home sales of $11.5 million, fee build revenue of $3.6 million, and developed lot sales of $1.3 million, partially offset by a decrease in entitled land sales of $11.9 million. The home sales largely increased due to continued expansion into a new geographic location with $15.1 million of homes sold in Texas. The decrease in entitled land sales was due to two large entitled land sales to Lennar, which occurred in 2021 and did not reoccur in 2022.

Gross Profit

Our overall gross profit decreased by 58.8% to $4.6 million for the nine months ended September 30, 2022 as compared to $11.1 million for the nine months ended September 30, 2021. Gross margin was 9.0% for the nine months ended September 30, 2022 compared to 24.1% for the nine months ended September 30, 2021. The $(6.5) million decrease in gross profit was primarily due to decreases in entitled land gross profit of $(4.5) million and fee build gross profit of $(3.8) million, which was partially offset by an increase in home sales gross profit of $2.4 million. The 15.1% decrease in gross margin was primarily driven by significant cost overruns with our fee build projects resulting in a 56.1% gross margin decline. The fee build gross margin decline was partially offset by gross margin increases from homes, developed lots, and entitled land sales.

For the nine months ended September 30, 2022 and 2021, gross margins on land sales were 48.5% and 42.0%, developed lot sales were 10.3% and 2.9%, homes closed were 16.7% and 13.3%, and fee build was (40.7)% and 15.4%, respectively.

Operating Expenses

Our operating expenses increased by 57.3% to $12.0 million for the nine months ended September 30, 2022 as compared to $7.6 million for the nine months ended September 30, 2021. The increase in total operating expenses is primarily attributable to the following:

1)Payroll expenses increased by $1.2 million due to increase in staff from the investment we made in our public company infrastructure and to support our future growth plan;
2)We incurred a bad debt expense of $0.9 million associated with the Winding Lane notes and interest receivable from the sale of developed lots in March 2022;
3)We incurred $0.5 million in pre-acquisition due diligence costs associated with the Westry Village project that we decided not to purchase;
4)Professional fees increased by $0.5 million primarily driven by establishing and maintaining public company infrastructure and oversight;
5)We incurred additional right of use expense of $0.3 million from leasing an office space in Tacoma, Washington for our new corporate headquarters;
6)We incurred additional depreciation expense of $0.2 million related to furniture, fixtures, and leasehold improvements for the new corporate office and equipment additions; and
7)Advertising and marketing increased by $0.2 million as a result of increased marketing activities to promote our company and real estate projects.

Other Income (Expense)

Other expense increased for the nine months ended September 30, 2022 to $0.8 million as compared to $0.2 million for the nine months ended September 30, 2021. This is primarily due to $1.0 million of interest expense incurred for the nine months ended September 30, 2022, offset by interest income of $0.4 million. The interest expense increased due to the revolving line of credit loan we entered into on March 7, 2022.

Net Income (Loss)

Our net income (loss) decreased by 294.5% to a net loss of $(6.3) million for the nine months ended September 30, 2022 as compared to net income of $3.2 million for the nine months ended September 30, 2021. The decrease in net income was primarily attributable to a decrease in gross margins and increased operating expenses as explained above.

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

We employ both debt and equity as part of our ongoing financing strategy to provide us with the financial flexibility to access capital on the best terms available. In that regard, we employ prudent leverage levels to finance the acquisition and development of our lots and construction of our homes, townhomes, and apartments. Our existing indebtedness is recourse to us and we anticipate that future indebtedness will likewise be recourse.

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

Real Estate Assets

Our real estate assets increased to $179.9 million as of September 30, 2022 from $122.1 million as of December 31, 2021. This increase was due to an increase in development and construction activities for houses, townhomes, and apartments.

Liabilities

Liabilities increased to $139.3 million as of September 30, 2022 from $70.0 million as of December 31, 2021. This increase is primarily attributable to the following:

1.An increase in our construction loans, net of related party loans of $43.8 million to fund the development of land and construction of houses, townhomes, and apartments;
2.A new revolving credit facility was entered into with BankUnited from which we have borrowed $24.0 million net of debt discount to fund our general working capital needs; and
3.Accounts payable and accrued expenses increased by $2.7 million, primarily driven by an increase in trade accounts payable due to an increase of real estate projects in process.

Unrestricted Cash Balance

As of September 30, 2022, our unrestricted cash balance was $13.7 million compared to $25.6 million as of December 31, 2021.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $68.2 million as compared to $79.6 million for the nine months ended September 30, 2021. The decrease in cash used is primarily attributable to a decrease in real estate assets of $26.6 million and a decrease in contract assets of $6.9 million, partially offset by a decrease in net income of $9.5 million, an increase in notes receivable of $8.5 million, and an increase in accounts receivable of $4.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $1.6 million as compared to net cash used of $0.3 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, $1.8 million was used for the furniture, fixtures, and leasehold improvements of the new corporate office and purchase of equipment compared to $0.4 million used for the acquisition of new equipment for the nine months ended September 30, 2021. These purchases were partially offset by the proceeds from the sale of equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $57.9 million as compared to net cash provided of $82.9 million for the nine months ended September 30, 2021. This decrease was primarily caused by net proceeds from a common stock offering of $25.1 million and net proceeds from a preferred stock offering of $28.7 million in 2021 that did not recur in the 2022 comparable period, a decrease in cash received from related party construction loans, net of payments of $10.9 million, and an increase in cash used for 2022 preferred dividends of $5.3 million. This decrease was partially offset by net cash provided by the revolving line of credit loan of $24.8 million in 2022 and an increase in cash provided by construction loans, net of payments of $19.7 million.

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

We will cease to be an “emerging growth company” upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our initial public offering (December 31, 2025), (ii) the first fiscal year after our annual gross revenues are $1.235 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding revolving line of credit and construction loan relating to Meadowscape apartments. The interest rate for our variable rate indebtedness as of September 30, 2022 was equal to the daily simple secured overnight financing rate (SOFR) plus an applicable margin of 4.75% for the line of credit and equal to the SOFR one month rate plus an applicable margin of 7.25% for the construction loan. At September 30, 2022, the daily SOFR was 2.98% and one month SOFR was 2.47%. A hypothetical 100 basis point increase in the interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $0.2 million for the line of credit and $0.1 million for the construction loan, respectively. Based on this, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations, or liquidity.

At September 30, 2022, we had outstanding fixed-rate borrowings net of debt discount and financing fees of approximately $88.6 million and outstanding variable-rate borrowings net of debt discount and financing fees of approximately $32.6 million.

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

2020 Restricted Stock Plan

The following table sets forth the shares of our common stock we acquired during the quarter as a result of the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares of common stock awarded under our 2020 Restricted Stock Plan.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022	1,483	1.40	1,483	—
September 1, 2022 - September 30, 2022	124	1.14	124	—
Total	1,607	—	1,607	—

(1) Represents shares surrendered to us by employees to satisfy tax withholding obligations arising in connection with the vesting of 5,417 shares of common stock awarded under our 2020 Restricted Stock Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We failed to meet a financial covenant of the Loan Agreement with BankUnited, N.A. (the “Lender”), dated March 7, 2022 (the “Loan”). Under the Loan, we covenanted that we would not allow our Interest Coverage Ratio as of the last day of each fiscal quarter to be less than 2.50. The Interest Coverage Ratio is defined as the ratio of EBITDA for the trailing four quarters to Interest Expense for the trailing four quarters. We had an Interest Coverage Ratio of 1.4 on September 30, 2022. Under the Loan, a failure to maintain the required Interest Coverage Ratio financial covenant is defined as an “Event of Default.” For such Event of Default, the Lender may accelerate all amounts due under the Loan. The Lender has informed us that the Lender is sending the Loan to its restructuring department for potential restructuring, and, to date, has not provided us with a Notice of Default or Lender’s intention to accelerate payment of any amounts due under the Loan.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1		X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2		X
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32		X
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: November 14, 2022	By	/s/ Sterling Griffin
Sterling Griffin Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2022	By	/s/ Lance Brown
Lance Brown Chief Financial Officer (Principal Financial and Accounting Officer)