Form 10-K
period 2022-12-31
Harbor Custom Development, Inc.
filed 2023-03-31
CIK 1784567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $27.80 for shares of the Registrant’s common stock as reported by the Nasdaq Stock Market LLC, was approximately $15.6 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 719,152 shares of common stock as of March 28, 2023.
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

SUMMARY OF RISK FACTORS
The following factors, among others, may cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward-looking statements:

•economic changes either nationally or in the markets in which we operate, including declines in employment, continued increases of mortgage interest rates, and inflation;
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

PART I
Throughout this Annual Report, references to the “Company,” “HCDI,” “we,” “us,” and “our” refer to Harbor Custom Development, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS

Our Company

Harbor Custom Development, Inc. is a real estate development company involved in all aspects of the land development cycle, including land acquisition, entitlements, development, construction of project infrastructure, single and multi-family vertical construction, marketing, and sales of various residential projects in Washington, California, Texas, and Florida.

As a land developer and builder of apartments, single-family luxury homes, and townhomes, our business strategy is to acquire and develop land strategically based on an understanding of population growth patterns, entitlement restrictions and land use evaluation, infrastructure development, and geo-economic forces. We endeavor to acquire land with scenic views or convenient access to freeways and public transportation to develop and sell residential lots, new home communities, townhomes, and multi-story apartment properties within a 20- to 60-minute commute of some of the nation's fastest-growing metro employment corridors.

Our portfolio of land, lots, home plans, and entitled multi-family plats, coupled with low inventory of residential and multi-family housing in our principal geographic areas, provide an opportunity for us to increase revenue and overall market share. In addition to our single-family residential projects, we build and sell townhomes and apartments and have completed or substantially completed construction of several multi-family sites in Washington. (See Item 2. Properties.)

In an effort to strategically manage the expanding needs of our corporate team, we signed a lease on October 5, 2021, for a new office space in Tacoma, Washington, and moved our headquarters in the second quarter of 2022. This office space is designed with a hybrid workforce in mind and takes into account employment trends that arose after the COVID-19 global pandemic, specifically the increase in hybrid or remote employees.

For the years ended December 31, 2022, and December 31, 2021, our total revenues were $55.4 million and $72.4 million, respectively. As of December 31, 2022, and December 31, 2021, our backlogs of fully executed contracts for the sale of developed residential lots and single-family homes were $8.4 million and $13.7 million, respectively. Our fee build backlogs as of December 31, 2022, and December 31, 2021, were $0.8 million and $10.0 million, respectively.

It is customary for us to sign purchase and sale agreements containing a due diligence period which allows us time, usually between 60 and 120 days, to evaluate the acquisition. However, in many cases, the closing will not occur until the entitlement and permitting processes are complete which can further extend the due diligence period. At times, through our due diligence efforts, we find the property is not suitable for purchase due to economic forces, zoning issues, or other matters. If we determine that a property is not suitable for our desired purposes, we terminate the purchase and sale agreement. After termination within the due diligence period, our earnest money is returned to us.

We are a general contractor and construct single-family homes, townhomes, and apartments utilizing a base of employees in conjunction with third-party subcontractors.

As of March 28, 2023, we own or control 23 communities in Washington, Texas, California, and Florida, containing approximately 2,700 lots in various stages of development.

Entitled Land, Developed Lot, and Home Sales

In 2022, we had two entitled land sales and sold 33 developed lots and 27 homes. The two entitled land sales represented 14% of total revenue in 2022. The 33 developed lot sales represented 17% of total revenue in 2022. Our 2022 home sales represented 52% of total revenue, and home selling prices ranged from $0.7 million to $1.7 million.

In 2021, we had three entitled land sales and sold 157 developed lots and 30 homes. The three entitled land sales represented 29% of total revenue in 2021. The 157 developed lot sales represented 37% of total revenue in 2021. Our 2021 home sales represented 24% of total revenue and home selling prices ranged from $0.5 million to $0.8 million.

Strategy

Our strategy is driven by the following:

Offer Diversified Product Portfolio from Single to Multi-family Communities

Our expertise allows for a diversified product strategy that enables us to better serve a wide range of buyers, adapt quickly to changing market conditions, and optimize performance and returns while strategically reducing portfolio risk. We are equipped to build to the surrounding communities' needs, including single-family homes, townhomes, and apartments. This flexible business model allows us to target a wide and diverse range of customers, from those looking at lower-income housing options through apartments to those seeking entry-level through luxury single-family homes.

Provide Superior Quality and an Excellent Homeowner Experience

Our operating philosophy is to provide our homeowners a positive and memorable experience. We seek to maximize customer satisfaction by offering beautiful homes built with quality materials and exceptional craftsmanship, thoughtfully designed floor plans, and located within a 20- to 60-minute commute from major metropolitan areas. We engineer our homes for energy-efficiency, which reduces the homeowner’s environmental impact and energy costs. Our competitive edge in the selling process focuses on the home’s features, design, and premium locations with scenic views. Our goal is to not just build houses, but to create desirable communities through superior design, location, and execution.

New homebuyers’ needs are met across multiple communities and price points by maintaining a substantial inventory of ready-to-build lots and designer home plans. From move-up buyers needing more space for their growing families or $1.5 million-plus luxury homes, our business model enables buyers to overcome inventory shortages and pricing challenges in high-growth metropolitan markets.

Provide Diverse Products for Multi-family Living with Superior Quality

The significant appreciation in rental rates over the past year, combined with relatively low inventory of rental housings in our target markets, have created a substantial opportunity to expand shareholder value utilizing the multi-family vertical space. In light of this opportunity, we began a strategic transition of our inventory into multi-family housing in 2021 with the understanding the active U.S. housing market over the past few years would eventually slow down. As the first three of our multi-family properties are now at or near substantial completion, we believe we are adequately poised to realize the benefits of this strategic transition.

Our product-agnostic building model provides us the flexibility to accommodate the current rapidly changing market conditions and related risks. We are equipped to build to the surrounding communities’ needs, from, move-up and luxury homebuyers, or renters looking for an apartment to institutional investors searching for large tracts of entitled land, developed lots, or multi-family apartment projects. This flexible business model provides a competitive advantage and differentiates us from our peers.

Our inventory of entitled multi-family communities located 20-to-60 minutes from major metropolitan employment corridors, coupled with a low inventory of rental, move-up and luxury residential housing in our principal geographic areas, currently provide an opportunity to increase revenue and overall market share.

Focus on Efficient Operations

We strive to control costs through a disciplined planning process. Detailed budgets are prepared for all cost categories. Budgets are closely monitored throughout the building process as we continue to revisit and update the budget on an ongoing basis. Many components are provided by subcontractors and significant effort is expended to assure that scopes of work are complete and inclusive. Contract variances and change orders are closely scrutinized for appropriateness. At the sale and closing of each home in a project, the estimated and final margins are compared, and variances are identified and investigated to better control costs on future homes in the project. We believe our disciplined process of setting realistic budgets and expectations, monitoring, and evaluating them and making any necessary adjustments to correct deviations going forward enables us to prudently control our costs.

Strategic Partnerships/Cost Control

Our business model is flexible and facilitates partnering with companies that specialize in their local markets, including residential builders, general contractors, and land developers. By partnering with these specialists, our cost structure can be closely managed. Further, all internal shared services are centralized at our corporate office in Washington. Centralized functions include accounting, finance, operations, legal, human resources, information technology, transaction coordination, and permitting. Centralizing these essential functions keeps our infrastructure costs under tight control.

Our Markets

Our business strategy is focused on the acquisition of land for development purposes and the design, construction, and sale of residential lots, single-family homes, townhomes, and apartments in Washington, California, Florida, and Texas.

Our Products

We offer a diverse portfolio of finished lots, single-family homes and multi-family communities, including townhomes, and apartments. Being product-agnostic provides us great flexibility to maintain appropriate consumer product and price level diversification for our specific markets. We focus on underserved consumer groups for each of our locations while attempting to diversify as to not overly concentrate our land portfolio in any one area. Building at multiple price points enables us to quickly adjust to changing consumer and market demands. Buyer profiles are developed for each market, and our communities are designed with the specific needs of those buyers in mind.

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
•Sale of Developed Lots - Property sold after infrastructure is completed, including roads, sidewalks, and utilities.
•Sale of Completed Building Product – Property sold following the construction of a single-family home, townhome, or apartment.

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
Before purchasing large land tracts, we often engage outside engineers and consultants to help review the proposed acquisition and assist with community and home design.

Home Building, Marketing, and Sales Process

Our philosophy is to develop beautiful and practical living spaces for the growing communities we serve. Our strategy is to acquire land with scenic views or convenient access to freeways and public transportation to develop and sell residential lots, new home communities, and multi-story apartment properties within a 20- to 60-minute commute of the nation’s fastest-growing metro employment corridors.

Since our founding in 2014, we are dedicated to building quality homes with thoughtful design. Our floorplans support the modern family’s lifestyle by providing flexible spaces, outdoor living, one-story homes, main-floor living with master bedroom suites on the first floor, and luxury finishes to appeal to universal design needs. Our homes are engineered for energy-efficiency to reduce impact on the environment and lower energy costs to our homebuyers.

Our multi-family construction often offers comparable finishes to a new construction home, featuring quartz countertops, stainless steel kitchen appliances, in-unit washer and dryer, and premium flooring. The floorplans are designed to support the communities we serve, including but not limited to, studios, one bedroom with one bath, two bedrooms with two baths, and a loft feature. Many communities offer recreational buildings for tenants to gather with neighbors, and entertain their families.

We utilize strategic partnerships with local real estate brokers and property management companies who specialize in their local markets. These partnerships keep our cost structure low while leveraging local market expertise. We sell our homes, land, and apartments through independent real estate brokers and sales representatives who assist potential buyers by providing them with basic floor plans, price information, development and construction timetables, and property tours. We rent our multi-family properties through property management companies who assist potential renters by providing them with floor plans, pricing information, tours of the apartments, and screening and processing applications.

Our marketing objective is to increase leads for potential homebuyers and tenants through strategic and dynamic marketing campaigns, including weekend and offsite signage, streaming and cable TV ads, printed collateral, public relations, and comprehensive digital marketing ads across various social media platforms and Google.

The home building revenues are recognized when home sales are finished, closed, and title and possession are transferred to the buyer. Our sales contracts typically require an earnest money deposit. Buyers are generally required to pay an additional deposit when they select options or upgrades for their homes. The amount of earnest money required varies between markets and communities but typically averages approximately 2.5% of the home’s total purchase price. Most of our sales contracts stipulate when homebuyers cancel their contracts with us, following a specified period of time, we have the right to retain their earnest money and option deposits. Our sales contracts may also include contingencies that permit homebuyers to cancel and receive a partial or full refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified time period or if they cannot sell an existing home. The length of time between the signing of a sales contract for a home and delivery of the house to the buyer varies depending on customer preferences, permit approval, and construction cycles.

Our multi-family communities are constructed to satisfy market demand for available rental housing, and construction is generally facilitated when financing is secured. We begin renting the units once we have acquired occupancy permits with the intention to sell the project during construction or upon complete build-out of the project and rental stabilization.

Customer Relations, Quality Control, and Warranty Programs

We pay particular attention to the product design process and carefully consider the quality and choice of materials to reduce building deficiencies. The quality and workmanship of the subcontractors we employ are monitored with regular inspections and evaluations, seeking to ensure all standards are met.

We maintain quality control and customer service staff whose role includes providing a positive experience for each customer throughout the pre-sale, sale, building, closing, and post-closing periods. We also provide post-sale customer support. Our quality and service initiatives include providing purchasers with a comprehensive walk-through of their home or apartment prior to closing.

Warranty Programs

We provide each homeowner with product warranties covering workmanship and materials for one year from the time of closing and warranties covering structural systems for six years from the time of closing in connection with our general liability insurance policy. We believe our warranty program meets or exceeds terms customarily offered in the home building industry. The subcontractors who perform services also provide us with customary warranties on their workmanship.

Materials

When constructing our projects, we use various materials and components. The typical build time for our single-family homes is six to 12 months, and for our multi-family communities is 18 to 24 months, during which time materials are subject to price fluctuations. Such price fluctuations are caused by several factors, including seasonal variations in availability, international trade disputes and resulting tariffs, and increased demand for materials due to the improved market. The current state of the global supply chain and inflation has increased and may continue to increase our costs for certain materials, such as quartz slabs for countertops, finished hardware, lighting fixtures, appliances, and engineered hardwood used in residential flooring.

Our material suppliers are subcontractors that are licensed, bonded, and insured. Each subcontractor provides a bid for the materials and work required and is awarded a contract based on price, reputation, and ability to meet our time frames.

Our material suppliers provide us with credit terms for materials used in the construction of our projects. Credit terms typically range from a 30 to 60-day payment cycle following the delivery or installation of a product or service.

Seasonality

We experience seasonal variations in our quarterly operating results and capital requirements. We typically experience the highest new home order activity in the spring and summer, although this activity also highly depends on the number of active selling communities, the timing of new community openings, and other market factors. Since it typically takes six to 12 months to construct a new home, we generally deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs, and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

While the leasing side of multi-family communities can experience some seasonality during the winter holiday months, the construction side typically doesn’t show seasonality patterns. The building process typically takes 18 to 24 months, depending on the size of the project, the site development scope, and other project or market factors.

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

We are also subject to a variety of local, state, federal, and other statutes, ordinances, rules, and regulations concerning the environment. The particular environmental laws which apply to any given construction site vary according to the site’s location, its environmental conditions, and the present and former uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict building activity in environmentally sensitive regions or areas. From time to time, the Environmental Protection Agency (the “EPA”) and similar federal or state agencies review builders’ compliance with environmental laws and may levy fines and penalties for failure to strictly comply with applicable environmental laws or impose additional requirements for future compliance as a result of past failures. Any such actions imposed on us may increase our costs. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

Under various environmental laws, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and remediate hazardous or toxic substances or petroleum product releases and may be held liable to a governmental entity or to third parties for property damage and for investigation and remediation costs incurred by such parties in connection with the contamination. In addition, in cases where an endangered species is involved, environmental rules and regulations can result in the elimination of development in identified environmentally sensitive areas. To date, we have not experienced material loss related to an environmental matter.

Competition and Market Factors

We face competition in the homebuilding industry, which is characterized by relatively low barriers to entry. Homebuilders compete for, among other things, homebuying customers, desirable land parcels, financing, raw materials, and skilled labor. Increased competition may prevent us from acquiring attractive land parcels on which to build homes, apartments, townhomes, or deliver finished lots, make such acquisitions more expensive, hinder our market share expansion, or lead to pricing pressures that may adversely impact our margins and revenues. Competitors may independently develop land and construct housing units that are superior or substantially similar to our products and because they are or may be significantly larger, have a longer operating history, and have greater resources or lower cost of capital than us, may be able to compete more effectively in one or more of the markets in which we operate or plan to operate. We also compete with other homebuilders with longer-standing relationships with subcontractors and suppliers in the markets in which we operate or plan to operate.

Human Capital

As of March 28, 2023, we had 41 full-time employees; six of our employees are covered by a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity incentive plans are to attract, retain, and reward personnel through the granting of equity-based compensation awards in order to increase shareholder value and the success of our business by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Available Information
Our website address is www.harborcustomdev.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other publicly filed documents, including all exhibits filed therewith, are available and may be accessed free of charge through the Investor Relations section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC at www.sec.gov. Also available through the Investor Relations section of our website are reports filed by our directors and executive officers on Forms 3, 4, and 5, and amendments to those reports. Our website and included or linked information on our website are not incorporated into this Annual Report.

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

Business and Industry Risks:

We are subject to demand fluctuations in the housing market and the homebuilding industry. The recent decline in demand in the housing market may continue or decline further. Any continuation in the recent decline in demand or any further decline in demand for our homes or in the homebuilding industry generally may materially and adversely affect our business, results of operations, and financial condition.

Demand for our homes is subject to fluctuations, often due to factors outside of our control. We cannot predict whether and to what extent the housing markets in the geographic areas in which we operate will grow, particularly if interest rates for mortgage loans, land costs, and construction costs continue to rise. Currently, we believe we are in a housing market downturn, since demand for our homes has decreased; our revenues and results of operations have been adversely affected; we have had significant inventory impairments and other write-offs; our gross margins have declined significantly from historical levels; and we incurred substantial losses from operations. Demand began softening during the second quarter of 2022 and continued to decline in the third and fourth quarters of 2022 primarily due to inflationary pricing, rapidly rising interest rates for mortgage loans, and high construction costs. Other factors that have impacted and may continue to impact the homebuilding industry include uncertainty in domestic and international financial, credit and consumer lending markets amid slow economic growth or recessionary conditions in various regions or industries around the world, tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home, including increased minimum credit score requirements, credit risk/mortgage loan insurance premiums and/or other fees and required down payment amounts, higher home prices, more conservative appraisals, changing consumer preferences, decreased consumer confidence, higher loan-to-value ratios and extensive buyer income and asset documentation requirements, changes to mortgage regulations, slower rates of population growth or population decline in our markets, Federal Reserve policy changes, and other factors, including those described elsewhere in this Report. At any particular time, we cannot accurately predict whether housing market conditions existing at that time will continue.

If there is limited economic growth, declines in employment and consumer income, changes in consumer behavior, and/or tightening of mortgage lending standards, practices and regulation in the geographic areas in which we operate, or if interest rates for mortgage loans continue to rise, there could likely be a corresponding adverse effect on our business, prospects, liquidity, financial condition and results of operations, including, but not limited to, the number of homes we sell, our average sales price per home closed, cancellations of home purchase contracts and the amount of revenues or profits we generate, and such effect may be material.

Regional factors affecting the homebuilding industry in our current markets could materially and adversely affect us.

Our business strategy is focused on the acquisition of suitable land and the design, construction, and sale of residential housing in Washington, California, Texas, and Florida. A prolonged economic downturn in one or more of these areas, or a particular industry that is fundamental to one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. If adverse conditions in these markets develop in the future, it could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Furthermore, if buyer demand for new homes in these markets decreases, home prices could decline, which would have a material adverse effect on our business.

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

Almost all of our customers finance their home purchases through lenders that provide mortgage financing. Mortgage interest rates have generally trended downward for the last several decades and reached historic lows in the prior year which has made the homes we sell more affordable. However, the interest rates have significantly jumped in the recent year. When mortgage interest rates increase, the ability of prospective homebuyers to finance home purchases may be adversely affected, and, as a result, our operating results may be significantly negatively impacted. Our homebuilding activities are dependent upon the availability of mortgage financing to homebuyers, which is expected to be impacted by continued regulatory changes and fluctuations in the risk appetites of lenders. The financial documentation, down payment amounts and income to debt ratio requirements are subject to change and could become more restrictive. The federal government has a significant role in supporting mortgage lending through its conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), both of which purchase or insure mortgage loans and mortgage loan-backed securities, and its insurance of mortgage loans through or in connection with the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”). FHA and USDA backing of mortgage loans has been particularly important to the mortgage finance industry and to our business. If either the FHA or USDA raised their down payment requirements or lowered maximum loan amounts, our business could be materially affected. Increased lending volume and losses insured by the FHA have resulted in a reduction of the FHA insurance fund. The USDA rural development program provides for zero down payment and 100% financing for homebuyers in qualifying areas. If the USDA program was discontinued or if funding was decreased, then our business could be adversely affected. In addition, if the USDA changed its determination of areas that are eligible to qualify for the program, it could have an adverse effect on our business. In addition, changes in governmental regulation with respect to mortgage lenders could adversely affect demand for housing. The availability and affordability of mortgage loans, including mortgage interest rates for such loans, could also be adversely affected by a scaling back or termination of the federal government’s mortgage loan-related programs or policies. Because Fannie Mae-, Freddie Mac-, FHA-, USDA- and VA-backed mortgage loans have been an important factor in marketing and selling many of our homes, any limitations, or restrictions in the availability of, or higher consumer costs for, such government-backed financing could adversely affect our business, prospects, liquidity, financial condition, and results of operations. The elimination or curtailment of state bonds to assist homebuyers could materially and adversely affect our business, prospects, liquidity, financial condition, and results of operations. In addition, certain current regulations impose, and future regulations may strengthen or impose new, standards and requirements relating to the origination, securitization, and servicing of residential consumer mortgage loans, which could further restrict the availability and affordability of mortgage loans and the demand for such loans by financial intermediaries and, as a result, adversely affect our home sales, financial condition, and results of operations. Further, if, due to credit or consumer lending market conditions, reduced liquidity, increased risk retention or minimum capital level obligations and/or regulatory restrictions related to certain regulations, laws or other factors or business decisions, these lenders refuse or are unable to provide mortgage loans to our homebuyers, or increase the costs to borrowers to obtain such loans, the number of homes we close and our business, prospects, liquidity, financial condition and results of operations may be materially adversely affected. First-time homebuyers are generally more affected by the availability of mortgage financing than other potential homebuyers. These homebuyers are a key source of demand for our new homes. A limited availability of suitable mortgage financing may adversely affect the volume and sales price of our home sales.

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

Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes, relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. During 2022, we experienced the fastest interest rate increase cycle since the 1980s. The Federal Reserve has already made an interest rate increase in 2023 and may again raise interest rates in the near future to combat the effects of inflation. These interest rate increases have adversely impacted and could continue to adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

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

Development, redevelopment and construction risks could affect our profitability.

We intend to continue to develop multi-family home communities. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban areas. These activities may expose us to the following risks, among others:

•we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;
•occupancy rates and rents at a community may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;
•we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy or other required governmental or third party permits and authorizations, which could result in increased costs, or the delay or abandonment of opportunities;
•we may incur costs that exceed our original estimates due to increased material, labor or other costs;
•we may be unable to complete construction of a community on schedule or for the originally projected cost resulting in increased construction and financing costs;
•we may incur liabilities to third parties during the development process; and
•we may incur liability if our communities are not constructed in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in imposition of fines, an award of damages to private litigants and a requirement that we undertake structural modifications to remedy the noncompliance.

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

Unfavorable changes in market and economic conditions could adversely affect occupancy, rental rates, operating expenses, and the overall market value of our real estate assets.

Local conditions in our markets significantly affect occupancy, rental rates and the operating performance of our properties, and may be adversely affected by the following risks:

•corporate restructurings and/or layoffs, and industry slowdowns;
•an oversupply of, or a reduced demand for, apartment homes;
•a decline in household formation or employment or lack of employment growth;
•the inability or unwillingness of residents to pay rent increases; and
•economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance.

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

Our current business involves the design, construction, and sale of properties in growing markets in Washington, California, Florida, and Texas. Because our operations are concentrated in these areas, a prolonged economic downturn affecting one or more of these areas, or affecting any sector of employment on which the residents of such area are dependent, could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Accordingly, our sales, results of operations, financial condition and business would be negatively impacted by a decline in the economy, the job sector, or the homebuilding industry in the regions in which our operations are concentrated. In addition, our ability to acquire land parcels for new homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land parcels at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning, and other market conditions. If the supply of land parcels appropriate for development of homes is limited in our markets, or for any other reason, our ability to grow could be significantly limited, and the number of homes that we build, and sell could decline.

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

It can take some time to generate revenue after we acquire land for developed lots, homes, and multi-family properties. Delays in the development and construction, including delays associated with subcontractors performing the development activities or entitlements, expose us to the risk of changes in market conditions for real estate. A decline in our ability to develop and market our real estate successfully and to generate positive cash flow from these operations in a timely manner could have a material adverse effect on our business and results of operations and on our ability to service our debt and to meet our working capital requirements.

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

Our backlog reflects agreements of sale with our buyers for properties that have not yet been delivered. We typically receive a deposit from our buyers for each property, which is reflected in our backlog, and we generally have the right to retain the deposit if the buyer does not complete the purchase. In some situations, however, a buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local law, an inability to obtain mortgage financing at prevailing interest rates (including financing arranged or provided by us), an inability to sell the current property, or our inability to complete and deliver the property within the specified time. If mortgage financing becomes less accessible, or if economic conditions deteriorate, buyers may cancel their agreements of sale with us, which could have an adverse effect on our business and results of operations.

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

We engage subcontractors to perform the construction of our single and multifamily homes and, in many cases, to select and obtain the raw materials used in constructing our homes. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Despite our quality control and jobsite safety efforts, we may discover from time to time that our subcontractors have engaged in improper construction or safety practices or have installed defective materials in our homes. When we discover these issues, we utilize our subcontractors to repair the homes in accordance with our new home warranty and as required by law. The adverse costs of satisfying our warranty and other legal obligations in these instances may be significant and we may be unable to recover the costs of warranty-related repairs from subcontractors, suppliers, and insurers, which could have a material adverse impact on our business, prospects, liquidity, financial condition, and results of operations. We may also suffer reputational damage from the actions of subcontractors, which are beyond our control.

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

The residential construction industry experiences labor and raw material shortages from time to time, including shortages in qualified subcontractors and tradespeople and supplies of insulation, drywall, cement, steel, and lumber. These labor and raw material shortages can be more severe during periods of strong demand for housing, during periods following natural disasters that have a significant impact on existing residential structures or as a result of broader economic or geopolitical disruptions. It is uncertain whether these shortages will continue as is, improve or worsen. In addition, our activities in recently entered markets or those we may choose to enter in the future depends substantially on our ability to source labor and local materials on terms that are favorable to us. Our markets may exhibit a reduced level of skilled labor relative to increased homebuilding demand in these markets. In the event of shortages in labor or raw materials in such markets, local subcontractors, tradespeople, and suppliers may choose to allocate their resources to homebuilders with an established presence in the market and with whom they have longer-standing relationships. Furthermore, the cost of labor and raw materials may also increase during periods of shortage or high inflation. During the economic downturn in 2007 through 2012, a large number of qualified trade partners went out of business or otherwise exited the market into new fields. Price increases could cause delays in and increase our costs of home construction, which we may not be able to recover by raising home prices due to market demand and because the price for each home is typically set prior to its delivery pursuant to the agreement of sale with the homebuyer. In addition, the federal government has, at various times, imposed tariffs on a variety of imports from foreign countries and may impose additional tariffs in the future. Significant tariffs or other restrictions placed on raw materials that we use in our homebuilding operation, such as lumber or steel, could cause the cost of home construction to increase, which we may not be able to recover by raising home prices or which could slow our absorption due to being constrained by market demand. Labor and raw material shortages and price increases for labor and raw materials could cause delays in and increase our costs of home construction, which in turn could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. We have experienced delays or increased costs for certain materials, such as cabinets, electrical components, and appliances, which has had a material adverse effect on our financial condition and results of operations. If the current state of the global supply chain continues, such delays or costs may continue to increase, which may further affect our business.

New trade policies could make sourcing raw materials from foreign countries more difficult and more costly.

The federal government from time to time imposes new or increased tariffs or duties on an array of imported materials and goods that are used in connection with the construction and delivery of homes, including steel, aluminum, lumber, solar panels and washing machines, and has threatened to impose further tariffs, duties, or trade restrictions on imports. Foreign governments, including China, Russia, and the European Union, have responded by imposing or increasing tariffs, duties, or trade restrictions on U.S. goods, and are reportedly considering other measures. These trading conflicts and related escalating governmental actions that result in additional tariffs, duties or trade restrictions could cause disruptions or shortages in our supply chains, increase our construction costs or home-building costs generally or negatively impact the U.S., regional or local economies, and individually or in the aggregate, materially and adversely affect our financial results.

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

Our quarterly operating results generally fluctuate by season. We typically experience the highest new home order activity in the spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically takes six to 12 months to construct a new home, we usually deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs, and related cash outflows have historically been highest in the second and third quarters and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

Financial and Liquidity Risks:

Our ability to operate and to respond to changing business and economic conditions depends on the availability of adequate capital. Failure to generate cash flow or obtain financing could have a material adverse effect on our financial condition and results of operation and could cast uncertainty on our ability to continue as a going concern.

The continued operation of our business and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liabilities and Quantitative And Qualitative Disclosures About Market Risk.) We cannot assure you that our cash flow from operations or cash available under our financing agreements will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future and if availability under our financing agreements is not sufficient or unavailable, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock which could negatively impact our ability to obtain stock-based financing. There can be no assurance that we will be successful in obtaining additional capital when and if needed. If we are unable to generate sufficient revenues, utilize existing financing facilities, or obtain new financing, we may have to delay, scale back, or terminate some of our proposed projects; liquidate assets at unfavorable prices; or not be able to continue operations and possibly seek bankruptcy protection. (See Note 1. to our Financial Statements, Nature of Operations and Summary of Significant Accounting Policies—Going Concern Uncertainty.)

If we fail to meet the ongoing obligations of any of our loan agreements, our lenders could require a restructuring of the loan or declare a default under the loan agreement and accelerate the payments of all amounts due, which may require us to take drastic actions which could impact our results of operations.

Some of our loan agreements contain financial covenants that we must meet over the course of the loan. There can be no guarantee that we will be able to meet these financial covenants at any given time. If any violations of such covenants are not cured within their applicable cure periods, a lender could declare a default. At the option of the lender, declaration of a default could require a restructuring of the loan with onerous requirements (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—BankUnited Loan

Restructuring) or the lender could declare all amounts due under the loan immediately due and payable, in which case we would be required to pay all amounts of outstanding principal and interest immediately (“Acceleration”). If an Acceleration was demanded by a lender, we may not have cash available to pay the entire amount of the Acceleration and would have to borrow funds at egregious terms, raise dilutive financing, sell assets, or take other adverse actions and there can be no assurance that we would be successful in accomplishing any such remedial measures to satisfy an Acceleration.

On February 23, 2023, we entered into an Amendment to the Loan Agreement (the “Amendment”) with BankUnited, N.A. (“BankUnited”) which amended the terms of our March 2022 Loan Agreement (the “Loan Agreement”) as a result of a restructuring of the Loan (as defined below) due to a default under the Loan Agreement when we failed to meet two financial covenants of the Loan Agreement. Pursuant to the Amendment, in exchange for BankUnited waiving its right to accelerate the debt and declaring all amounts under the Loan Agreement due and payable, we agreed to certain monthly payments, remittances of proceeds from certain sales, and pledging of certain collateral, among other things. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—BankUnited Loan Restructuring.) The restrictions in the Amendment with BankUnited may interfere with our ability to obtain additional financing or affect the way we structure such financing or engage in other business activities. If we default on the Amendment, BankUnited will be able to declare all amounts owed under the Loan immediately due and payable and will have full recourse to foreclose on all of our properties. In the event that this occurs, it will have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.

A default on any of our obligations could also result in an event of default under certain of our other existing debt agreements (a “Cross-Default”). Declaration of a Cross-Default by other lenders would increase our financial pressures and could impact our ability to continue as a going concern. A Cross-Default could also significantly limit our alternatives to refinance our indebtedness.

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

We are largely dependent on our current cash balance and future cash flows from operations (which may not be positive) to enable us to service our indebtedness, to cover our operating expenses and/or to fund our other liquidity needs. Depending on the levels of our land purchases, we could generate positive or negative cash flow in future years. If the market conditions in the homebuilding industry deteriorate, our cash flows could be insufficient to fund our obligations and support land purchases, and if we cannot buy additional land, we would ultimately be unable to generate future revenues from the sale of houses. If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital, or restructure our indebtedness. These alternative measures may not be successful or, if successful, made on desirable terms and may not permit us to meet our debt service obligations. If our available cash and capital resources are insufficient to meet our debt service and other obligations, we could face liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or the proceeds from the dispositions may not be permitted under the terms of our debt instruments to be used to service indebtedness or may not be adequate to meet any debt service obligations then due. For additional information about capital resources and liquidity. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.)

Our indebtedness could adversely affect our business, prospects, financial condition, or results of operations and prevent us from fulfilling our obligations under loan agreements.

We have a significant amount of indebtedness. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liabilities.) If we incur additional indebtedness, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have negative ramifications, including but not limited to the following:
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, including our loan agreements;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, debt service requirements, execution of our business strategy or finance other general corporate requirements;
•requiring us to make non-strategic divestitures, particularly when the availability of financing in the capital markets is limited, which may adversely impact sales prices;
•requiring a substantial portion of our cash flow to be allocated to debt service payments instead of other business purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, dividends and other general corporate purposes;
•increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given that certain indebtedness bears interest at variable rates;
•limiting our ability to capitalize on business opportunities, reinvest in and develop properties and to react to competitive pressures and adverse changes in government regulations;
•placing us at a disadvantage compared to other, less leveraged competitors;
•limiting our ability or increasing the costs to refinance indebtedness resulting in an event of default if we fail to satisfy our obligations under our indebtedness, which default could result in all or part of our indebtedness becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt.

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

Any limitation on, or reduction or elimination of tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could be material to our business.

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

On August 12, 2022, the U.S. Congress passed the Inflation Reduction Act of 2022, which President Biden signed into law on August 16, 2022. This Act extended the availability of Code Section 45L credit for energy efficient new homes

(“federal energy efficient homes tax credits”), which provides a tax credit of $5,000 per qualifying home to eligible homebuilders and made such tax credits available for homes delivered through December 31, 2032. It is uncertain whether an extension or similar tax credit will be adopted in the future.

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

Our common stock, preferred stock, and public warrants are listed on The Nasdaq Stock Market LLC (“Nasdaq”). As reported on a Current Report on Form 8-K filed on December 16, 2022, on December 13, 2022, we received a notification letter from the Nasdaq Listing Qualifications Staff notifying us that the closing bid price for our common stock was below $1.00 for a period of 30 consecutive business days and had until June 12, 2023 to regain compliance with the minimum bid price continued listing standard. On March 6, 2023, we effected a 1-for-20 reverse stock split, and as of the date of this Annual Report, we are meeting the minimum bid price requirements. On March 20, 2023, we received written confirmation from Nasdaq that we had regained compliance with the minimum bid price continued listing standard. However, there can be no assurance that we will not violate another listing requirement or that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must also maintain certain financial requirements in addition to the minimum bid price levels. In general, we must maintain a minimum number of holders of our securities. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because the common stock, preferred stock, and public warrants are listed on Nasdaq, they will be covered securities. However, if our securities are no longer listed on Nasdaq, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

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

We do not intend to pay dividends on our common stock and preferred stock for the foreseeable future.

We currently intend to retain our future earnings to finance the development and expansion of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in any financing instruments, applicable legal requirements, and such other factors as our board of directors deems relevant. Accordingly, stockholders may need to sell their shares of our common stock to realize a return on investment and may not be able to sell shares at or above the price paid for them. We have suspended the cash dividend payments on our 8.0% Series A Cumulative Convertible Preferred Stock as a result of the restructuring terms of the Amendment to our Loan Agreement with BankUnited. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—BankUnited Loan Restructuring.) Dividends on our preferred stock will accrue as a liability at the rate of $0.6 million per month until paid or otherwise settled.

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

General Risk Factors:

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of SOX, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock and public warrants that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. As a result of our reliance on these exemptions or reduced disclosures, investors may not have access to certain information they deem important or may find our securities less attractive. This may result in a less active trading market for our securities and the price of our securities, including our common stock or public warrants may be more volatile.

Our business could be materially and adversely disrupted by an epidemic or pandemic or similar public threat, or fear of such an event, and the measures that federal, state, and local governments and other authorities implement to address it.

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

We are subject to laws, regulations and rules enacted by national, regional, and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq, and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws, regulations, or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We leased several suites of office space at 11505 Burnham Dr., Gig Harbor, Washington under multiple lease agreements for 26 to 60 month periods with the leases ending in February 2023 through May 2023. During 2022, we terminated the leases for three suites and have the remaining leases for four suites as of December 31, 2022. Additionally, we lease office space at 1201 Pacific Avenue, Tacoma, Washington, for a 126-month period from the commencement date of February 2022 to July 2032.

We leased land where one of our field offices is located to store our heavy equipment and quarry materials such as dirt and rocks for sale to customers (9000 W. Werner Road, Bremerton, Washington). This land was under a lease initiated as of January 28, 2019 for a 24-month period and had been renewed annually through March 8, 2023, at which time the lease terminated.

The following table summarizes certain key metrics of the residential properties we own or control as of March 28, 2023:

Project Name	Location	Total Units	Unsold Units	Business Plan	Status
Bridgeview Trails	Washington	138	138	Develop + Sell Land or Build + Sell Apartments	Owned
Broadmoor Commons	Washington	18	18	Build + Sell Apartments	Controlled
Fircrest Ridge	Washington	145	145	Develop + Sell Apartments	Controlled

Grandis Pond	Washington	997	997	Develop + Sell Lots	Controlled
Horizon at Semiahmoo	Washington	143	72	Develop + Sell Lots	Owned
Inverness	Washington	63	63	Develop + Sell Lots/Build + Sell Apartments	Owned
Meadowscape	Washington	177	177	Build + Sell Apartments	Owned
Mill’s Crossing	Washington	36	36	Build + Sell Apartments	Owned
Olympic Sunset	Washington	228	228	Build + Sell Apartments	Owned
Pacific Ridge	Washington	80	80	Build + Sell Apartments	Owned
Stanwood	Washington	225	225	Build + Sell Apartments + Townhomes	Controlled
Wyndstone	Washington	76	76	Build + Sell Apartments	Owned
Darkhorse	California	68	61	Sell Lots	Owned
Winding Lane	California	22	11	Sell Lots	Owned
Punta Gorda	Florida	180	180	Sell Land	Owned
Bunker Ranch	Texas	4	1	Build + Sell Homes	Owned
Cimarron Hills	Texas	5	5	Build + Sell Homes	Owned
Creek’s Edge	Texas	2	2	Build + Sell Homes	Owned
Flintrock Falls	Texas	1	1	Build + Sell Homes	Owned
Siena Creek	Texas	35	31	Sell Lots/Build + Sell Homes	Owned
Stone House	Texas	68	68	Develop + Sell Lots/ Build + Sell Homes	Owned
Summit Rock	Texas	108	76	Sell Lots/ Build + Sell Homes	Owned
The Trails of HSB	Texas	10	8	Sell Lots/ Build + Sell Homes	Owned

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

Our 8.0% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants are traded on the Nasdaq Capital Market (“Nasdaq”) under the symbols “HCDIP,” “HCDIW,” and “HCDIZ,” respectively.

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

Series A Preferred Stock. The holders of our Series A Preferred Stock are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears. During the year ended December 31, 2022, we paid dividends on our Series A Preferred Stock of $7.8 million and accrued dividends of $0.6 million as of December 31, 2022, which were paid to the holders of the Series A Preferred Stock on January 20, 2023. On January 20, 2023, our Board of Directors voted to suspend the cash dividend on the Series A Preferred Stock as announced on a Current Report on Form 8-K on January 25, 2023. On February 23, 2023, as part of the Amendment to our Loan Agreement with BankUnited, we agreed that we will pay $0.6 million to BankUnited each month, which otherwise would have been paid as a dividend to the holders of the Series A Preferred Stock. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—BankUnited Loan Restructuring.) These dividends will accrue as a liability until paid or otherwise settled.

Number of Holders of Record

We have approximately 12 record holders of our common stock as of March 28, 2023 according to the records of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Our transfer agent is Mountain Share Transfer, Inc., 2030 Powers Ferry Rd. SE, Suite # 212, Atlanta, Georgia 30339. Their telephone number is (404) 474-3110.

Repurchase of Equity Securities

On May 10, 2022, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock. The amount of the repurchase program represented approximately 15% of the outstanding shares of our common stock valued at the closing price on May 10, 2022. During the year ended December 31, 2022, we repurchased 12,597 shares of common stock under this repurchase program at an average price of $35.23 per share for a total of approximately $0.4 million.

As part of the Amendment to the Loan Agreement with BankUnited, we agreed that we will not repurchase any of our currently outstanding securities. Therefore, the stock repurchase program has been terminated. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—BankUnited Loan Restructuring.)

2020 Restricted Stock Plan

The following table sets forth the shares of our common stock we acquired during the fourth quarter as a result of the surrender of shares by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares of common stock awarded under our 2020 Restricted Stock Plan.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	6	$17.60	6	$—
November 1, 2022 - November 30, 2022	502	$19.08	502	$—
December 1, 2022 - December 31, 2022	5	$12.00	5	$—
Total	513		513

(1) Represents shares surrendered to us by employees to satisfy tax withholding obligations arising in connection with the vesting of 1,729 shares of common stock awarded under our 2020 Restricted Stock Plan.

Reverse Stock Split

On February 17, 2023, we held a special meeting of stockholders at which the stockholders approved a proposal to effect a reverse split of our issued and outstanding shares of common stock at a ratio of between 1-for-3 and 1-for-25 (the “Reverse Stock Split”), such ratio to be selected at the sole discretion of the Board without further stockholder action.

On February 27, 2023, our Board of Directors approved the implementation of the Reverse Stock Split at a ratio of 1-for-20 shares of our common stock. We filed Articles of Amendment to our Articles of Incorporation for the Reverse Stock Split with the Washington Secretary of State on March 1, 2023 and the Reverse Stock Split was effected on the Nasdaq Capital Market on March 6, 2023.

As a result of the Reverse Stock Split, every 20 shares of common stock either issued and outstanding immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one share of common stock. The Reverse Stock Split also applied to common stock issuable upon the exercise of our outstanding warrants, outstanding stock options, unvested restricted stock awards, stock and stock option plans, and upon the conversion of our Series A Preferred Stock. The Reverse Stock Split did not affect the par value of our common stock or the shares of common stock we are authorized to issue under our Articles of Incorporation, as amended. No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares which would otherwise result from the Reverse Stock Split were rounded up to the nearest whole share. All share and per share amounts of common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Harbor Custom Development, Inc. is a real estate development company involved in all aspects of the land development cycle, including land acquisition, entitlements, development, construction of project infrastructure, home and apartment building construction, marketing, and sales of various residential projects in Western Washington's Puget Sound region; Sacramento, California; Austin, Texas; and Punta Gorda, Florida.

As a land developer and builder of apartments, and single-family luxury homes, Harbor Custom Development's business strategy is to acquire and develop land strategically based on an understanding of population growth patterns, entitlement restrictions, infrastructure development, and geo-economic forces. Harbor focuses on acquiring land with scenic views or convenient access to freeways and public transportation to develop and sell residential lots, new home communities, and multi-story apartment properties within a 20- to 60-minute commute of the nation's fastest-growing metro employment corridors.

Our portfolio of land, lots, home plans, and finishing options, coupled with the low inventory of residential and multi-family housing in our principal geographic areas, provide an opportunity for us to increase revenue and overall market share. In addition to our single-family residential projects, we build and sell townhomes and apartments and have completed or substantially completed construction of several multi-family sites in Washington. (See Item 2. Properties.)

In an effort to strategically manage the expanding needs of our corporate team, we signed a lease on October 5, 2021 for a new office space in Tacoma, Washington and moved our headquarters in April 2022. This office space is designed with a hybrid workforce in mind and takes into account employment trends that arose after the COVID-19 global pandemic, specifically the increase in hybrid or remote employees.

It is customary for us to sign purchase and sale agreements that contain a due diligence period which allows us time, usually between 60 and 120 days, to evaluate the acquisition. However, in many cases, the closing will not occur until the entitlement and permitting processes are complete, which can further extend the due diligence period. At times, through our due diligence efforts, we find that a property is not suitable for purchase due to economic forces, zoning issues, or other matters. If we determine that a property is not suitable for our desired purposes, we terminate the purchase and sale agreement. After termination within the due diligence period, our earnest money is returned to us.

Our infrastructure development division constructs a diverse range of residential communities and improved lots. We own and lease heavy equipment which we utilize to build and develop residential subdivisions and multi-family communities. The equipment is primarily used for land clearing, site development, public and private road improvements, installation of wet utilities such as sewer, water, and storm sewer lines, in addition to construction of dry utility lines for power, gas, telephone, and cable service providers. A significant portion of this equipment was sold in December 2022. (See Note 4. Property and Equipment.)

We are a general contractor and construct single-family homes, townhomes, and apartments utilizing a base of employees in conjunction with third-party subcontractors.

As of December 31, 2022, we own or control 25 communities in Washington, Texas, California, and Florida, containing approximately 2,900 lots or units in various stages of development.

Results of Operations

The following table sets forth the summary statements of operations for the years ended December 31, 2022 and 2021. For information on the year ended December 31, 2020, refer to Part II, Item 7 of our 2021 Annual Report on Form 10-K/A.

	2022	2021

Sales	$55,414,300	$72,352,700
Cost of sales	55,866,800	50,419,400
Gross profit (loss)	(452,500)	21,933,300
Operating expenses	16,237,700	11,151,600
Other expense, net of other income	4,690,200	158,000
Income tax expense (benefit)	(4,458,200)	1,766,900
Net income (loss)	$(16,922,200)	$8,856,800

Sales
Our sales decreased by (23.4)% to $55.4 million for the year ended December 31, 2022 as compared to $72.4 million for the year ended December 31, 2021. This decrease was primarily due to decreases in sales of developed lots of $17.3 million, sales of entitled land of $12.7 million, partially offset by increases in home sales of $11.0 million, and fee build of $2.3 million. The decreases in developed lots and entitled land sales were mainly due to large prior year sales in Blaine, Belfair, and Bremerton, Washington, and Horseshoe Bay, Texas that did not recur in 2022. The 2022 home sales largely increased due to continued expansion into a new geographic location in Texas where $18.0 million of luxury homes sold at high sales prices.

Gross Profit
Our overall gross profit (loss) for the year ended December 31, 2022 decreased to $(0.5) million compared to gross profit of $21.9 million for the year ended December 31, 2021. Gross margin loss was (0.8)% for the year ended December 31, 2022 compared to gross margin of 30.3% for the year ended December 31, 2021. The $(22.4) million decrease in gross profit was primarily due to decreases in developed lots gross profit of $11.2 million, fee build gross profit of $5.3 million, entitled land gross profit of $5.1 million, and multi-family gross profit of $2.4 million, which was partially offset by an increase in home sales gross profit of $2.2 million. The (31.1)% decrease in gross margin was primarily driven by a (43.8)% decline in developed lots gross profit including $1.2 million impairment loss related to the Winding Lane property, a $4.5 million gross loss due to cost overruns with fee build projects, and a $2.4 million impairment loss incurred on the Pacific Ridge apartment project. These gross margin declines were partially offset by gross margin increases from homes and entitled land sales.

Operating Expenses
Our operating expenses increased by 45.6% to $16.2 million for the year ended December 31, 2022, as compared to $11.2 million for the year ended December 31, 2021. The increase in total operating expenses is primarily attributable to the following:

1)Payroll and benefits expenses increased by $1.6 million due to increase in staff from the investment we made in our public company infrastructure and to support our future growth plan;
2)We incurred bad debt expenses of $2.1 million associated with the Horizon Tract Q note receivable and Winding Lane note and interest receivable from the sale of developed lots in March 2022;
3)We incurred $0.5 million in pre-acquisition due diligence costs associated with the Westry Village project that we did not purchase;
4)Professional fees increased by $0.3 million primarily driven by establishing and maintaining public company infrastructure and oversight;
5)Advertising and marketing increased by $0.3 million as a result of increased marketing activities to promote our company and real estate projects;
6)We incurred additional depreciation expense of $0.3 million related to furniture, fixtures, and leasehold improvements for the new corporate office and equipment additions; and
7)We incurred additional right of use expense of $0.1 million from leasing an office space in Tacoma, Washington for our new corporate headquarters.

Other Expense
Other expense increased for the year ended December 31, 2022 to $4.7 million as compared to $0.2 million for the year ended December 31, 2021. The increase in other expense was primarily due to a $3.3 million loss incurred from selling a significant portion of machinery and equipment which was primarily used for fee build and quarry projects as these projects are nearing completion and are wrapping up. The increase was also attributable to $1.6 million of interest expense from a revolving line of credit, partly offset by $0.5 million of interest income from notes receivables.

Net Income (Loss)

Our net income (loss) decreased by 291.1% to $(16.9) million for the year ended December 31, 2022 as compared to a net income of $8.9 million for the year ended December 31, 2021. The decrease in net income was primarily attributable to a decrease in gross margins and increased operating expenses and other expenses as explained above.

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

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property level debt and mortgage financing, property level equity, and other public, private, or bank debt.

Real Estate Assets

Our real estate assets have increased to $205.5 million as of December 31, 2022 from $122.1 million as of December 31, 2021. This increase was due to an increase in development and construction activities for houses, townhomes, and apartments.

BankUnited Loan Restructuring

As previously announced on a Current Report on Form 8-K on October 28, 2022, and as updated on a Current Report on Form 8-K on January 25, 2023, we were working with BankUnited, N.A. (“BankUnited”) to restructure our Loan (defined below) after failing to meet two financial covenants of the Loan Agreement (defined below), namely the minimum interest coverage ratio and consolidated liquidity covenants.

As previously announced on a Current Report on Form 8-K filed on February 24, 2023, on or about February 23, 2023, we entered into that certain Amendment to the Loan Agreement (the “Amendment”) with BankUnited for the restructuring of its Loan Agreement dated March 7, 2020 (the “Loan Agreement”), which loan currently consists of a $24,613,051 principal balance plus any accrued interest (the “Loan”).

Pursuant to the Amendment, BankUnited agreed to:

i.waive any and all defaults to date in the Loan Agreement;

ii.waive our future compliance requirements with the financial covenants contained in Article 7 of the Loan Agreement until the Loan is repaid in full and the Loan Agreement terminated; and
iii.waive its right to accelerate the Loan and receive immediate payments.

In consideration of BankUnited’s waivers described above, we agreed that we will:

i.Not repurchase any of out currently outstanding securities;
ii.Not make any dividend payments to our Series A Preferred stockholders but instead pay the amount that would have been paid in dividends to the Series A Preferred stockholders to BankUnited;
iii.Grant BankUnited a second mortgage on our Winding Lane and Punta Gorda properties and remit to BankUnited 25% of the net proceeds from any sales of such properties;
iv.Remit to BankUnited 25% of the net proceeds of all asset sales;
v.Remit to BankUnited 25% of the net proceeds from public offerings of any class of stock or debt, private equity recaptures, and any capital raise;
vi.Transfer to BankUnited the membership certificates of our subsidiaries, solely as collateral, in order to perfect BankUnited’s security interests; and
vii.Not close on any new projects without BankUnited’s express written consent, but we may continue to identify, conduct due diligence, and negotiate the purchase of new projects.

The aforementioned payments will continue to be made until the earlier of: (i) March 7, 2024 or (ii) the Loan has been repaid in full. If we fail to make any of the payments or meet any of the agreed upon conditions, such failure will constitute an event of default under the Loan Agreement. BankUnited has no further lending obligations to us.

Liabilities

Liabilities increased to $160.6 million as of December 31, 2022 from $70.0 million as of December 31, 2021. This increase is primarily attributable to the following:

1.An increase in our construction loans, net of related party loans of $67.2 million to fund the development of land and construction of houses, townhomes, and apartments;
2.A new revolving credit facility was entered into with BankUnited from which we have borrowed $24.4 million net of debt discount to fund our general working capital needs;
3.Accounts payable and accrued expenses increased by $3.4 million, primarily driven by an increase in trade accounts payable due to an increase of real estate projects in process; and
4.Equipment loan decreased by $3.2 million due to early pay-offs of loans related to our machinery and equipment sold at auction in late December 2022 and monthly equipment payments during 2022.

Unrestricted Cash Balance

As of December 31, 2022, our unrestricted cash balance was $9.7 million compared to $25.6 million as of December 31, 2021.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $93.9 million as compared to net cash used of $86.4 million for the year ended December 31, 2021. The increase in cash used is primarily attributable to a decrease in net income of $25.8 million, decrease in accounts payable and accrued expenses of $4.5 million, increase in deferred tax asset of $3.4 million, partially offset by decrease in real estate assets of $13.9 million, a decrease in contract assets of $4.3 million, loss on sale of equipment of $3.4 million, impairment loss on real estate of $3.6 million, and impairment loss on note receivable of 1.2 million.

Investing Activities
Net cash provided in investing activities for the year ended December 31, 2022 was $2.5 million as compared to net cash used of $0.7 million for the year ended December 31, 2021. During the year ended December 31, 2022, $2.6 million was used for the furniture, fixtures, and leasehold improvements of the new corporate office and purchase of equipment compared to $0.7 million used for the acquisition of new equipment for the year ended December 31, 2021. These purchases were offset by proceeds from the sale of equipment of $5.1 million during the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $75.4 million as compared to $110.9 million for the year ended December 31, 2021. This decrease was primarily caused by net proceeds from a common stock offering of $25.1 million and net proceeds from a preferred stock offering of $66.6 million in 2021 that did not recur in the 2022 comparable period, a decrease in cash received from related party construction loans, net of payments of $13.4 million, and an increase in cash used for 2022 preferred dividends of $5.7 million. This decrease was partially offset by cash provided by the revolving line of credit loan of $25.0 million in 2022, an increase in cash provided by construction loans, net of payments of $43.1 million, and a decrease in repurchase of common stock of $4.6 million.

Cash Resources

Although the expected revenue growth and control of expenses leads management to believe that it is probable that our cash resources will be sufficient to meet cash requirements through the fiscal year ending December 31, 2023, we may require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. In that event, we would be required to change our growth strategy and seek funding on that basis, though there is no guarantee we will be able to do so. (See Note 1. Nature of Operations and Summary of Significant Accounting Policies.)

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding revolving line of credit and construction loan relating to Meadowscape apartments. The interest rate for our variable rate indebtedness as of December 31, 2022 was equal to the daily simple secured overnight financing rate (SOFR) plus an applicable margin of 4.75% for the line of credit and equal to the SOFR one month rate plus an applicable margin of 7.25% for the construction loan. At December 30, 2022, the daily SOFR was 4.30% and one month SOFR was 4.06%. A hypothetical 100 basis point increase in the interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $0.3 million for the line of credit and $0.1 million for the construction loan, respectively. Based on this, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations, or liquidity.

At December 31, 2022, we had outstanding fixed-rate borrowings net of debt discount and financing fees of approximately $104.1 million and outstanding variable-rate borrowings net of debt discount and financing fees of approximately $38.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Harbor Custom Development, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Harbor Custom Development, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 31, 2023

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

ASSETS
Cash	$9,665,300	$25,629,200
Restricted Cash	597,600	597,600
Accounts Receivable, net	1,707,000	1,113,500
Contract Assets	—	2,167,200
Note Receivable, net	4,525,300	2,000,000
Prepaid Expense and Other Assets	5,318,100	2,778,100
Real Estate	205,478,200	122,136,100
Property and Equipment, net	2,289,500	9,199,700
Right of Use Assets	1,926,100	3,429,700
Deferred Tax Asset	4,659,300	649,000
TOTAL ASSETS	$236,166,400	$169,700,100

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$14,090,700	$10,662,800
Dividends Payable	634,700	670,900
Contract Liabilities	497,400	—
Deferred Revenue	52,000	44,800
Note Payable D&O Insurance	378,500	903,800
Revolving Line of Credit Loan, net of Unamortized Debt Discount of $0.6 million and $0 respectively	24,359,700	—
Equipment Loans	2,057,100	5,268,500
Finance Leases	154,500	543,400
Construction Loans, net of Unamortized Debt Discount of $1.9 million and $4.4 million respectively	107,483,700	34,957,100
Construction Loans - Related Parties, net of Unamortized Debt Discount of $0.1 million and $1.1 million respectively	8,122,800	13,426,600
Right of Use Liabilities	2,779,400	3,484,400
TOTAL LIABILITIES	$160,610,500	$69,962,300

COMMITMENTS AND CONTINGENCIES - SEE NOTE 13

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value per share, 10,000,000 shares authorized and 3,799,799 issued and outstanding at December 31, 2022 and 4,016,955 issued and outstanding at December 31, 2021	$62,912,100	$66,507,500
Common Stock, no par value per share, 50,000,000 shares authorized and 718,835 issued and outstanding at December 31, 2022 and 657,767 issued and outstanding at December 31, 2021	35,704,700	32,122,700
Additional Paid In Capital	1,266,300	752,700
Retained Earnings (Accumulated Deficit)	(24,327,200)	1,646,500
Stockholders’ Equity	75,555,900	101,029,400
Non-Controlling Interest	—	(1,291,600)
TOTAL STOCKHOLDERS’ EQUITY	75,555,900	99,737,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,166,400	$169,700,100
See accompanying notes to the consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2022 and 2021

	2022	2021

Sales	$55,414,300	$72,352,700

Cost of Sales	55,866,800	50,419,400

Gross Profit (Loss)	(452,500)	21,933,300

Operating Expenses	16,237,700	11,151,600

Operating Income (Loss)	(16,690,200)	10,781,700

Other Income (Expense)
Interest Expense	(1,760,000)	(249,300)
Interest Income	465,600	—
Loss on Sale of Equipment	(3,433,800)	(35,900)
Other Income	38,000	127,200
Total Other Expense	(4,690,200)	(158,000)

Income (Loss) Before Income Tax	(21,380,400)	10,623,700

Income Tax Expense (Benefit)	(4,458,200)	1,766,900

Net Income (Loss)	(16,922,200)	8,856,800

Net Loss Attributable to Non-controlling interests	(500)	(1,700)
Preferred Dividends	(7,759,900)	(2,724,900)

Net Income (Loss) Attributable to Common Stockholders	$(24,681,600)	$6,133,600

Earnings (Loss) Per Share - Basic	$(35.29)	$8.56
Earnings (Loss) Per Share - Diluted	$(35.29)	$8.13

Weighted Average Common Shares Outstanding - Basic	699,490	716,837
Weighted Average Common Shares Outstanding - Diluted	699,490	1,089,678
See accompanying notes to the consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022 and 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(16,922,200)	$8,856,800
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,407,400	1,084,200
Amortization of right of use assets	542,800	387,900
Loss on sale of equipment	3,433,800	35,900
Provision for loss on contract	159,100	—
Impairment loss on real estate	3,602,600	—
Impairment loss on note receivable	1,200,000	—
Stock compensation	515,500	499,900
Forgiveness on PPP loan	—	(10,000)
Amortization of revolver issuance costs	457,400	—
Net change in assets and liabilities:
Accounts receivable	(593,500)	(1,035,300)
Contract assets	2,167,200	(2,167,200)
Notes receivable	(3,725,300)	(2,000,000)
Prepaid expenses and other assets	(1,499,900)	290,300
Real estate	(84,637,700)	(98,527,500)
Deferred tax asset	(4,010,300)	(649,000)
Accounts payable and accrued expenses	3,428,100	7,962,800
Contract liabilities	338,300	—
Deferred revenue	7,200	(851,500)
Payments on right of use liability, net of incentives	255,800	(301,100)
NET CASH USED IN OPERATING ACTIVITIES	(93,873,700)	(86,423,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,646,400)	(745,600)
Proceeds on the sale of equipment	5,113,300	69,500
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,466,900	(676,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans	89,559,300	53,366,600
Payments on construction loans	(17,115,900)	(24,069,200)
Financing fees construction loans	(2,470,200)	(5,574,900)
Related party construction loans	8,669,900	19,789,600
Payments on related party construction loans	(14,071,800)	(11,793,800)
Financing fees related party construction loans	(105,400)	(1,982,900)
Revolving line of credit loan, net of payments	25,000,000	—
Financing fees revolving line of credit loan	(1,097,700)	—
Payments on note payable D&O insurance	(1,115,500)	(1,247,700)
Payments on equipment loans	(3,894,200)	(1,893,700)
Payments on financing leases	(104,100)	(356,900)
Payments on PPP loan	—	(9,300)
Net proceeds from issuance of common stock	—	25,101,000
Net proceeds from issuance of preferred stock	—	66,572,300
Preferred dividends	(7,796,100)	(2,054,000)

Repurchase of common stock	(437,700)	(5,000,000)
Proceeds from exercise of stock options	8,600	18,000
Proceeds from exercise of warrants	413,700	—
Deferred offering costs	—	65,100
NET CASH PROVIDED BY FINANCING ACTIVITIES	75,442,900	110,930,200

NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH	(15,963,900)	23,830,300

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	26,226,800	2,396,500

CASH AND RESTRICTED CASH AT END OF YEAR	$10,262,900	$26,226,800

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$8,635,600	$4,190,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
New right of use obligations	$—	$2,943,800
Termination of right of use leases	$346,900	$—
Amortization of debt discount capitalized	$2,307,000	$3,238,300
Promissory notes issued for earnest money	$450,000	$—
Financing of D&O insurance	$590,100	$1,410,400
Conversion of finance lease to equipment loan	$394,800	$—
Cancellation of finance leases	$—	$99,100
Financing of fixed assets additions	$110,000	$1,566,800
Dividends declared but not paid	$634,600	$670,900
Conversion of preferred to common stock	$3,595,400	$64,800
See accompanying notes to the consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Periods January 1, 2021 through December 31, 2022

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Shares Issued	No Par	Shares Issued	No Par

Balance, January 1, 2021	281,827	$11,956,900	—	$—	$234,800	$(4,487,100)	$7,704,600	$(1,289,900)	$6,414,700

Net proceeds issuance of common stock	460,000	25,101,000					25,101,000		25,101,000
Exercise of stock options	2,252				18,000		18,000		18,000
Stock Compensation Expense	3,025				499,900		499,900		499,900
Net proceeds issuance of Preferred Stock			4,020,555	66,572,300			66,572,300		66,572,300
Preferred Stock Dividends						(2,724,900)	(2,724,900)		(2,724,900)
Repurchase of Stock	(90,337)	(5,000,000)					(5,000,000)		(5,000,000)
Conversion of Preferred stock	1,000	64,800	(3,600)	(64,800)			—		—
Net (Loss) Income						8,858,500	8,858,500	(1,700)	8,856,800

Balance, December 31, 2021	657,767	$32,122,700	4,016,955	$66,507,500	$752,700	$1,646,500	$101,029,400	$(1,291,600)	$99,737,800

Exercise of Stock Options	1,081	10,500			(1,900)		8,600		8,600
Stock Compensation Expense	5,293				515,500		515,500		515,500
Dissolution of Non-Controlling Interest						(1,292,100)	(1,292,100)	1,292,100	—
Preferred Stock Dividends						(7,759,900)	(7,759,900)		(7,759,900)
Repurchase of Stock	(12,597)	(437,700)					(437,700)		(437,700)
Conversion of Preferred stock	60,326	3,595,400	(217,156)	(3,595,400)			—		—
Exercise of Warrants	6,965	413,800					413,800		413,800
Net Income (Loss)						(16,921,700)	(16,921,700)	(500)	(16,922,200)

Balance, December 31, 2022	718,835	$35,704,700	3,799,799	$62,912,100	$1,266,300	$(24,327,200)	$75,555,900	$—	$75,555,900
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

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on The Nasdaq Stock Market LLC (“Nasdaq”) on August 28, 2020.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follow:

Names	Dates of Formation	Attributable Interest
		December 31, 2022	December 31, 2021
Saylor View Estates, LLC*	March 30, 2014	N/A	51%
Harbor Materials, LLC**	July 5, 2018	N/A	N/A
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	100%
Tanglewilde, LLC	June 25, 2021	100%	100%
HCDI FL CONDO LLC	July 30, 2021	100%	100%
HCDI Mira, LLC	August 31, 2021	100%	100%
HCDI, Bridgeview LLC	October 28, 2021	100%	100%
HCDI Wyndstone, LLC	September 15, 2021	100%	100%
HCDI Semiahmoo, LLC	December 17, 2021	100%	100%
Mills Crossing, LLC	July 21, 2022	100%	N/A
Broadmoor Ventures, LLC	August 24, 2022	100%	N/A
Winding Lane Estate LLC	November 30, 2022	100%	N/A
*Saylor View Estates, LLC was voluntarily dissolved with the State of Washington as of January 20, 2022.
**Harbor Materials, LLC was voluntarily dissolved with the State of Washington as of January 29, 2021.

As of December 31, 2022 and December 31, 2021, the aggregate non-controlling interest was $0 and $(1.3) million, respectively.

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

Going Concern Uncertainty

Under ASC 205-40, Company management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company's ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, the evaluation shall initially not take into consideration the potential mitigating effects of the Company's plans that have not been fully implemented as of the date the financial statements are issued.

Regarding the first step of this assessment, the Company's cash and liquidity position as of year-end may not be sufficient to meet its financial obligations for the next 12 months without implementing one or more of management’s plans and initiatives to generate or raise additional capital. Further, the following detrimental events occurred: the closing bid price of the Company's common stock on the Nasdaq Capital Market was below $1.00 for more than 30 consecutive trading days and the Company received a potential delisting notification from Nasdaq; the Company failed to maintain compliance with certain financial covenants within its loan agreements requiring loan amendment or covenant waivers; the Company has no borrowing availability under its revolving credit facility; it has significant construction related debt maturing over the next 12 months; it has had significant uses of cash flows from operations over the past two years; it had a $16.9 million net loss in 2022; and the real estate and construction industries are experiencing declining market conditions which have negatively impacted property valuations as well as financing capabilities and terms.

In performing the second step of this assessment, management is required to evaluate whether the Company's plans to mitigate the conditions above alleviate the substantial doubt about the Company's ability to meet its obligations as they become due within one year after the date that the financial statements are issued.

As part of management's evaluation of the second step of this assessment, management notes that subsequent to year end, but prior to the filing of these financial statements, the Company has done the following: completed a 1-for-20 reverse stock split increasing its closing bid price above the $1.00 minimum NASDAQ requirement and regaining compliance with this Nasdaq Continued Listing Requirement; executed an Amendment to the Revolver Loan Agreement with BankUnited to alleviate the breach of financial covenants and the bank’s ability to call the loan; has $24.4 million sales closed after December 31, 2022 or under contract as of March 28, 2023 and significant additional assets that are held for sale; has construction loans in place; has met its equity requirement for its Pacific Ridge, Wyndstone, Meadowscape, and Belfair Phase 1 projects; has substantially completed its fee build contracts; shut down its quarry operations; eliminated most of its full time employees in its horizontal infrastructure division; and sold a significant majority of its equipment, all of which was directly or indirectly associated with significant net loss generating activities during 2022. Additionally, the Company's future plans include: raising additional funds through the sales of assets; obtaining new debt financing and/or refinancing existing debt; pulling cash out of one or more of its multifamily properties by obtaining a project level equity partner; and/or raising capital in the private or public equity or debt markets. Based on the properties under contract for sale, interest in the Company's available for sale properties, its prior track record of raising both debt and equity capital, and management's ongoing discussions and negotiations with potential financing partners, management believes it is probable that the Company's plans will be effectively implemented and probable that those plans will mitigate the previously mentioned conditions and events that raised substantial doubt.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company's failure to continue as a going concern.

Stock-Based Compensation

Effective November 19, 2018, the Company’s Board of Directors and stockholders approved and adopted the 2018 Incentive and Non-Statutory Stock Option Plan (the “2018 Plan”). The 2018 Plan allows the Administrator (as defined in the 2018 Plan), currently the Board of Directors, to determine the issuance of incentive stock options and non-qualified stock options to eligible employees and outside directors and consultants of the Company. The Company reserved 33,784 shares of common stock for issuance under the 2018 Plan. On June 1, 2022, the stockholders of the Company voted to approve an amendment to the 2018 Plan to increase, by 100,000, the authorized number of shares of common stock reserved for issuance as options under the 2018 Plan.

Effective December 3, 2020, the Company’s Board of Directors and stockholders approved and adopted the 2020 Restricted Stock Plan (the “2020 Plan”). The 2020 Plan allows the Administrator, currently the Compensation Committee, to determine the issuance of restricted stock to eligible officers, directors, and key employees. The Company reserved 35,000 shares of common stock for issuance under the 2020 Plan. On June 1, 2022, the stockholders of the Company voted to approve an amendment to the 2020 Plan to increase, by 100,000, the authorized number of shares of common stock available for awards under the 2020 Plan.

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

Stock-based compensation expenses are included in operating expenses in the consolidated statements of operations.

For the years ended December 31, 2022 and 2021 when computing fair value of share-based payments, the Company has considered the following range of assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rate	1.73%-3.54%	0.17%-0.84%
Exercise price	$22.40-$60.00	$55.20 - $100.00
Expected life of grants in years	3.93-6.51	2.50-6.50
Expected volatility of underlying stock	42.34%-48.13%	42.30%-56.00%
Dividends	—	—

The expected term is computed using the “simplified” method as permitted under the provisions of FASB ASC Topic 718-10-S99. The Company uses the simplified method to calculate the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The share price is the closing price on the date of grant. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock as the stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Repurchase of Equity Securities

Share repurchases are recorded to common stock at the value of the cash consideration paid, as the Company's common stock has no par value. These shares were being repurchased for the purpose of constructive retirement. (See Note 17. Stockholders’ Equity.)

Reverse Stock Split

On March 6, 2023, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”) on the Nasdaq Capital Market. Accordingly, all share and per share data included in these consolidated financial statements and notes thereto have been adjusted retroactively to reflect the impact of the Reverse Stock Split.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per share of common stock for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Numerator:
Net income (loss) attributable to common stockholders	$(24,681,600)	$6,133,600
Effect of dilutive securities:	—	2,724,900

Diluted net income (loss)	$(24,681,600)	$8,858,500

Denominator:
Weighted average common shares outstanding - basic	699,490	716,837
Dilutive securities (a):
Restricted Stock Awards	—	89
Options	—	7,372
Warrants	—	971
Convertible Preferred Stock	—	364,409

Weighted average common shares outstanding and assumed conversion – diluted	699,490	1,089,678

Basic net earnings (loss) per common share	$(35.29)	$8.56

Diluted net earnings (loss) per common share	$(35.29)	$8.13

(a) - Outstanding anti-dilutive securities excluded:
Unvested restricted stock awards	12,000	2,250
Stock options	37,546	13,500
Warrants to purchase common stock (1)	18,447,564	18,464,335
Convertible preferred stock (2)	3,799,799	—
Warrants to purchase convertible preferred stock (2)	12,000	12,000
(1) The number of outstanding warrants did not change or split pursuant to the reverse stock split, but the number of shares of common stock issuable upon exercise will be adjusted based on a 1 to 0.050 ratio.
(2) Preferred stock and warrants to purchase convertible preferred stock are convertible into common stock on a 0.2778 to 1 ratio.

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

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2022 and December 31, 2021.

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

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides for an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information, and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for doubtful accounts was $0 as of December 31, 2022 and December 31, 2021.

Notes Receivable

Notes receivables are recorded at amounts due to the Company according to the contractual terms of the loan agreement. The Company’s notes receivables are for the sale of real estate properties or financing the development of the properties prior to acquisition and are each secured by the underlying improved real estate properties.

The Company reviews notes receivable for impairment whenever events or circumstances indicate that the note may not be fully recoverable. Impairment is present when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If management determines an amount to be uncollectible, impairment is measured based on the estimated uncollectible amount less the fair value of the underlying collateral. Impairment is recognized with a valuation allowance against the note receivable with a corresponding charge to bad debt expense under operating expenses. The valuation allowance was $1.2 million for notes receivable as of December 31, 2022. No impairment loss was recognized as of December 31, 2021. (See Note 3. Notes Receivable.)

In March 2022, the Company entered into a promissory note with Rocklin Winding Lane 22, LLC for $4.8 million (“the note”) for the sale of developed lots. In the third quarter of 2022, Rocklin Winding Lane 22, LLC defaulted on the note due to a missed interest payment on June 30, 2022. As a result, the Company issued a letter of default in August 2022 and began foreclosure proceedings on the underlying real estate asset in October 2022. In the third quarter of 2022, the Company recorded a valuation allowance against the note and related bad debt expense within operating expenses of $0.8 million. In the fourth quarter of 2022, the Company was successful in the foreclosure of the underlying property and took ownership of the property, which was recorded for a fair value of $5.1 million at the time of repossession. Pursuant to the subordination agreement, the underlying real estate asset had a $1.0 million senior loan to a third party that was taken over by the Company upon the foreclosure of the property.

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

The Company capitalized interest from related party borrowings of $1.1 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively. The Company capitalized interest from third-party borrowings of $5.7 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the Company recorded impairment charges of $1.2 million and $2.4 million relating to the Winding Lane lots and Pacific Ridge apartments, respectively. These charges are included in the real estate balance as presented in Note 5. Real Estate. The Company did not identify any other real estate that qualified for an impairment charge. As of December 31, 2021, the Company did not identify any trigger events that would require further investigation under ASC 360 and no impairment was recorded for the period.

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

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e., design, engineering, procurement of material, etc.) should not be recognized as the Company does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current contract asset in the Company’s balance sheet. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract would be reflected as a current contract liability in the Company’s balance sheet. (See Note 19. Uncompleted Contracts.)

Revenues from contracts with customers are summarized by category as follows for the years ended December 31, 2022 and 2021:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Homes	$28,670,000	$17,654,600
Developed Lots	9,510,000	26,825,500
Entitled Land	7,880,000	20,625,000
Fee Build	9,124,000	6,802,900
Multi-family	175,900	—
Construction Materials	54,400	444,700
Total Revenue	$55,414,300	$72,352,700

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the years ended December 31, 2022 and 2021:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Performance obligations satisfied at a point in time	$46,290,300	$65,549,800
Performance obligations satisfied over time	9,124,000	6,802,900
Total Revenue	$55,414,300	$72,352,700

Cost of Sales

Land acquisition costs are typically allocated to each lot based on the size of the lot in relation to the size of the total project. Development costs and capitalized interest are allocated to lots sold based on the same criteria.

Fee build costs are charged to cost of sales as incurred. See the revenue recognition criteria above.

Costs relating to the handling of recycled construction materials and converting items into usable construction materials for resale are charged to cost of sales as incurred.

Advertising

Advertising expenses, which are expensed as incurred and included in operating expenses, were $0.4 million and $0.1 million for the years ended December 31, 2022 and 2021.

Leases

The Company’s leases consist of leaseholds on office space. The Company determines if an arrangement contains a lease at inception as defined by ASC 842. In order to meet the definition of a lease under ASC 842, the contractual arrangement must convey to us the right to control the use of an identifiable asset for a period of time in exchange for consideration. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

The Company is a lessor for its residential apartment leases during the development and until the property is sold. The lease agreement is evaluated to determine the accounting treatment as a finance or operating lease in accordance with the ASC 842 lease standard. Rental income attributable to residential leases is recorded when due from residents and recognized monthly as it was earned. Residential apartment leases may include lease income related to such items as utility recoveries, parking rent, storage rent and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. Leases entered into between a resident and a property for the rental of an apartment unit are generally 6 months to a year, and typically renewed on a month-to-month basis after the initial term.

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

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. There are no uncertain tax positions as of December 31, 2022 and December 31, 2021.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes a 15% Corporate Alternative Minimum Tax (“Corporate AMT”) for tax years beginning after December 31, 2022. The Company does not expect the Corporate AMT to have a material impact on its consolidated financial statements. Additionally, the IRA imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations. The excise tax is imposed on the value of the net stock repurchased or treated as repurchased. The new law will apply to stock repurchases occurring after December 31, 2022. The IRA also extended the federal tax credit for building new energy-efficient homes delivered from January 1, 2022 (retroactively) through December 31, 2032, as well as modifies and increases it starting in 2023. The federal tax credits in 2022 reflected the impact of the extension under the IRA.

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Pursuant to ASU No. 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022 for small reporting companies, non-SEC filers, and all other companies. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's consolidated financial statements.

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients that are retained through the end of the hedging relationship. In December 2022, ASU 2022-06 was issued which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2020-04 and ASU 2022-06 did not have a material impact on the Company’s consolidated financial statements.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of December 31, 2022 and December 31, 2021, there were no impairment losses recognized for long-lived assets.

2. CONCENTRATIONS

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances generally exceed the federal insurance limits. Uninsured cash balances were $8.1 million and $24.5 million as of December 31, 2022 and December 31, 2021, respectively.

Revenue Concentrations

Homes

There were no concentrations in relation to the homes revenue segment for the years ended December 31, 2022 and 2021.

Developed Lots

For the year ended December 31, 2022, two customers each represented 59% and 25% of the developed lots revenue, respectively. For the year ended December 31, 2021, five customers each represented 26%, 23%, 18%, 14%, and 14% of the developed lots revenue, respectively.

Entitled Land

For the year ended December 31, 2022, two customers each represented 57% and 43% of the entitled land revenue, respectively. For the year ended December 31, 2021, two customers each represented 51% and 45% of the entitled land revenue, respectively.

Fee Build

One customer represented 100% of fee build revenue for the years ended December 31, 2022 and 2021.

3. NOTES RECEIVABLE

As of December 31, 2022, the total principal balance of notes receivable amounted to $4.5 million. These notes arose as financing by the Company for the sale of real estate properties or financing the development of the properties prior to acquisition. These notes are secured by the underlying improved real estate properties and accrue interest at annual rates ranging from 5% to 9%. All payments of principal and interest are due in full between March 30, 2023 and December 20, 2024. The outstanding balance of the notes amounted to $4.5 million and $2.0 million at December 31, 2022 and December 31, 2021, respectively. Interest income was $0.5 million and $0 for the years ended December 31, 2022 and 2021, respectively.

In March 2022, the Company and Noffke Horizon View, LLC entered into a promissory note with a payment in full due on March 31, 2023 of $3.3 million ("the note") for the sale of land. In March 2023, Noffke Horizon View, LLC notified the Company that they are unable to pay this amount in full by the due date and the Company agreed to settle the note for a reduced amount totaling $2.1 million. The Company has evaluated this settlement as a recognized subsequent event prior to the issuance of the financial statements and has determined that the note is not fully collectible as of December 31, 2022. The Company recorded a valuation allowance against the note and related bad debt expense within operating expenses of $1.2 million for the year ended December 31, 2022.

The details of notes receivables, net of valuation allowance are as follows:

	December 31, 2022	December 31, 2021
Broadmoor Commons LLC	$1,000,300	$500,000
Modern Homestead LLC	1,445,000	1,500,000
Noffke Horizon View, LLC	2,080,000	—
Total Notes Receivable	$4,525,300	$2,000,000

4. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2022	December 31, 2021

Machinery and Equipment	$505,300	$10,577,600
Vehicles	26,200	71,800
Furniture and Fixtures	695,600	420,300
Leasehold Improvements	1,524,000	81,200
Total Fixed Assets	2,751,100	11,150,900
Less Accumulated Depreciation	(461,600)	(1,951,200)
Fixed Assets, Net	$2,289,500	$9,199,700

In December of 2022, the Company sold a significant portion of machinery and equipment which was primarily used for fee build and quarry projects as these projects are nearing completion.

Depreciation expense was $1.4 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively.

5. REAL ESTATE

Real Estate consisted of the following components:

	December 31, 2022	December 31, 2021

Land Held for Development	$47,166,700	$73,524,400
Construction in Progress	123,927,300	43,362,700
Held for Sale	34,384,200	5,249,000
Total Real Estate	$205,478,200	$122,136,100

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2022	December 31, 2021

Trade Accounts Payable	$11,472,100	$5,558,400
Income Tax Payable	—	2,415,900
Retainage Payable	1,130,300	445,800
Accrued Compensation, Bonuses, and Benefits	384,700	1,071,700
Accrued Quarry Reclamation Costs	76,200	500,000
Other Accruals	1,027,400	671,000
Total Accounts Payable and Accrued Expenses	$14,090,700	$10,662,800

7. REVOLVING LINE OF CREDIT

On March 7, 2022, the Company entered into a senior secured revolving credit facility (“the credit facility”) with BankUnited, N.A. (the “Lender”) for $25.0 million. The credit facility has a two year term, with a maturity date of March 7, 2024. The unpaid principal bears interest at a fluctuating rate of interest per annum equal to the daily simple secured overnight financing rate (SOFR) plus the applicable margin of 4.75%. The credit facility is used to fund the Company’s general working capital needs and interest is expensed as incurred. For the year ended December 31, 2022, the Company capitalized debt issuance costs of $1.1 million, respectively. These costs are recorded as debt discount and amortized ratably over the life of the loan. The credit facility is collateralized by all of the Company’s assets wherein the Lender is granted a junior priority interest in all collateralized Company assets that Lender has previously identified as a permitted lien or other encumbrance that the Company regularly incurs through its ordinary course of business; in all other Company assets, Lender maintains a first priority security interest. The credit facility also contains specific financial covenants. As of December 31, 2022, the Company was not in compliance with the minimum interest coverage ratio requirement and consolidated liquidity covenant.

On February 23, 2023, the Company entered into an amended loan agreement (the “Amendment”) with the Lender, whereby the Lender agreed to waive its right to accelerate and declare all of the debt immediately due and owing, based upon the previously disclosed non-compliance with financial covenants resulting in technical default under the loan agreement. Further, the Lender waived the requirement that the Company comply with certain financial covenants through maturity of the debt. These concessions were made as a result of the Company granting the Lender second mortgage positions for certain properties owned by the Company, as well as transferring to the Lender membership certificates pledging certain properties as collateral and perfecting the Lender’s security interest in the pledged LLCs. Additionally, the Company agreed to make principal reduction payments including paying the Lender $0.6 million on the 20th of every month which otherwise would have been paid to preferred shareholders as a dividend on the preferred stock, and pay to the Lender 25% of all net cash proceeds from asset sales, public offerings of any class of stock or debt, private equity recaptures, or any capital raise. The Company also agreed that it will not close on any new projects without the Lender's express written consent and will not repurchase any of its outstanding securities. The aforementioned payments will continue to be made until the earlier of March 7, 2024 or until the loan has been paid in full.

Interest expense was $1.6 million and $0 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the revolving line of credit loan balance was $25.0 million and the unamortized debt discount balance was $0.6 million.

8. EQUIPMENT LOANS

Equipment loans consists of the following:

	December 31, 2022	December 31, 2021

Various notes payable to banks and financial institutions with interest rates varying from 0.00% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $11,600:	$2,057,100	$5,268,500
Book value of collateralized equipment:	$11,800	$7,229,000

Future equipment loan maturities are as follows:

For the year ended December 31:

2023	$2,057,100
2024	—
2025	—
2026	—
2027	—
Total	$2,057,100

Interest expense was $0.2 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

9. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. Most loans are generally on one to two year terms but will be extended or refinanced if the project is not completed within one to two years and will be due upon the completion of the project. Interest accrues on the loans and is included with the payoff of the loan. Interest ranges from 5% to 13%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances related to third party lenders as of December 31, 2022 and December 31, 2021 were $109.4 million and $39.4 million, respectively. The unamortized debt discounts related to these construction loans as of December 31, 2022 and December 31, 2021 were $1.9 million and $4.4 million, respectively. The book value of collateralized real estate as of December 31, 2022 and December 31, 2021 was $193.1 million and $122.1 million, respectively.

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

11. NOTE PAYABLE DIRECTORS & OFFICERS INSURANCE

The Company purchased Directors & Officers (D&O) insurance on August 28, 2022 for $0.6 million. A down payment of $0.1 million was made and the remaining balance was financed over 11 months. The interest rate on the loan is 4.75%. The loan balance as of December 31, 2022 was $0.4 million.

The Company purchased D&O insurance on August 28, 2021 for $1.5 million. A down payment of $0.1 million was made and the remaining balance of $1.4 million was financed over 11 months. The interest rate on the loan is 4.42%. The loan balance as of December 31, 2021 was $0.9 million.

12. DEFINED CONTRIBUTION PLAN

Effective January 1, 2016, the Company established a 401(k) plan for qualifying employees; employee contributions are voluntary. Company contributions to the plan for the years ended December 31, 2022 and 2021 were $0.1 million and $0.1 million, respectively.

13. COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On June 15, 2020, the Company entered into a purchase and sale agreement to acquire property for the construction of 33 townhomes located in East Bremerton, Washington for $2.0 million. Closing is expected to take place in Q3 2023.

On December 2, 2021, the Company entered into a purchase and sale agreement for the acquisition of 438 acres of land in Blaine, Washington for $13.5 million. Closing is expected to take place in Q4 2023.

On April 21, 2022, the Company entered into a purchase and sale agreement for the acquisition of 4.81 acres of land located in Port Orchard, Washington for $2.6 million. Closing is expected to take place in Q2 2023.

On November 15, 2022, the Company entered into a purchase and sale agreement to acquire 15.30 acres of land located in Stanwood, Washington for $4.6 million. Closing is expected to take place by Q2 2024.

On December 1, 2022, the Company entered into a purchase and sale agreement to acquire 0.70 acres of land located in Tacoma, Washington for $5.8 million. Closing is expected to take place in Q1 2024.

14. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a former director and minority shareholder, is a partner. These loans were originated between April 2019 and June 2021; the loans generally have a 12 to 21 month maturity, including those that have been extended. The interest rates range between 7.99% and 9.99%. As of December 31, 2022, and December 31, 2021, the outstanding loan balances were $8.2 million and $14.5 million, respectively. For the years ended December 31, 2022, and December 31, 2021, the Company capitalized loan fees of $0.1 million and $0.6 million, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of December 31, 2022 and December 31, 2021, there were $0.1 and $0.2 million of remaining unamortized debt discounts, respectively. The interest is capitalized to real estate as incurred and will be expensed to cost of goods sold when the property is sold. For the years ended December 31, 2022, and December 31, 2021, the Company incurred interest of $1.1 million and $1.0 million, respectively.

Robb Kenyon resigned as a director of the Company on July 8, 2021.

Due to Related Party

The Company utilizes a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The materials produced by the quarry and sold by the Company to others are subject to a 25% commission payable to SGRE, LLC, which is 100% owned by the Company’s Chief Executive Officer and President. The commission expense is recorded in operating expenses. On December 31, 2022 and December 31, 2021, the commission payable was $0 and $0.01 million, respectively. The commission expense for the years ended December 31, 2022 and 2021, was $0.04 million and $0.1 million, respectively.

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

The components of lease expense were as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Finance leases expense
Depreciation of assets	$76,000	$152,700

Interest on lease liabilities	17,700	43,400
Operating lease expense	677,400	550,400
Total net lease cost	$771,100	$746,500

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating leases:
Operating lease ROU assets	$1,926,100	$3,429,700

Total ROU Liabilities	$2,779,400	$3,484,400

Finance leases:
Property and equipment, at cost	$178,800	$1,365,500
Less: Accumulated depreciation	79,100	293,100
Property and equipment, net	$99,700	$1,072,400

Total Finance lease liabilities	$154,500	$543,400

Supplemental cash flow and other information related to leases was as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases - lease payments	$(358,100)	$(301,100)
Operating cash flows from operating leases - lease incentives	613,900	—
Financing cash flows from finance leases - lease payments	(104,100)	(356,900)

Assets obtained in exchange for lease liabilities:
Operating leases	$—	$2,943,800
Finance leases	110,000	—

Weighted average remaining lease term (in years):
Operating leases	9.2	8.6
Finance leases	0.9	2.7

Weighted average discount rate:
Operating leases	4.0%	4.7%
Finance leases	7.5%	4.8%

The minimum lease payments under the terms of the leases are as follows for the years ended December 31:

	Operating Leases	Finance Leases	Total

2023	$331,500	$134,700	$466,200
2024	316,300	29,900	346,200
2025	325,700	—	325,700

2026	335,400	—	335,400
2027	345,500	—	345,500
Thereafter	1,721,600	—	1,721,600
Total lease payments	$3,376,000	$164,600	$3,540,600
Less amount of discount/interest	(596,600)	(10,100)	(606,700)
	$2,779,400	$154,500	$2,933,900

16. INCOME TAX

The components of net deferred tax assets and liabilities at December 31, 2022 and 2021 are set forth below:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Federal NOL carryforwards	$1,905,900	$1,926,000
UNICAP	1,865,900	598,400
Lease liability	586,300	736,400
Stock based compensation	15,400	54,900
Investments	200	7,000
Impairment loss on note receivable and real estate and loss provision on fee build contracts	1,046,700	—
Sec. 163(j) interest deduction carryforwards	273,100	—
Tax Credits	72,000	—
Total assets	$5,765,500	$3,322,700

Deferred tax liabilities:
Property and equipment	$480,200	$1,948,900
Right of use assets	553,800	724,800
Sec. 481(a) adjustments	72,200	—
Total liabilities	$1,106,200	$2,673,700
Subtotal deferred tax assets	$4,659,300	$649,000
Valuation allowance	—	—
Net deferred tax assets	$4,659,300	$649,000

In accordance with GAAP, management assesses whether it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized, and if a valuation allowance is warranted. As of December 31, 2022 and 2021, management determined that it was more-likely-than-not that the Company’s deferred tax assets would be realized. No valuation allowance was recorded against the Company’s federal net deferred tax assets for the years ended December 31, 2022 and 2021.

The Company has approximately $9.0 million and $9.2 million of federal net operating losses (“NOL”) for the years ended December 31, 2022 and December 31, 2021, respectively. Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards following a change of control. Based on our analysis under Section 382, the Company is subjected to such restrictions for the years ended December 31, 2022 and December 31, 2021. The Company has utilized $1.3 million of NOL carryforwards for the year ended December 31, 2021. The Company has not utilized the NOL carryforwards for the year ended December 31, 2022. This will be updated pending finalization of the analysis and the filing of the 2022 tax return. These NOLs will not expire and will remain available for future periods, but are limited to 80% of taxable income, due to the Tax Cuts and Jobs Act, passed in 2017.

The components of income tax expense (benefit) and the effective tax rates for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Current:
Federal	$(456,300)	$2,394,500
State	8,400	21,400
Total Current	(447,900)	2,415,900
Deferred:
Federal	(3,989,100)	(649,000)
State	(21,200)	—
Total Deferred	(4,010,300)	(649,000)
Valuation Allowance	—	—
Total Income Tax Expense (Benefit)	$(4,458,200)	$1,766,900

The expected tax rate differs from the U.S. Federal statutory rate as follows:

	2022	2021
US federal statutory rate	21.0%	21.0%
Change in federal valuation allowance	—%	(3.1)%
Accrual to return changes and other adjustments to deferred balances	(0.5)%	0.2%
Tax credits	0.3%	(2.6)%
Incentive stock options	(0.1)%	0.5%
State taxes	0.1%	0.2%
Change in tax rate	0.1%	0.1%
Other	—%	0.1%
Effective Tax Rate	20.9%	16.4%

The Company has not recorded any uncertain tax positions for any tax year and treats accrued interest and penalties on income tax liabilities as income tax expense for the years ended December 31, 2022 and 2021.

The Company files an income tax return in the U.S. and is subject to examination by the IRS for the tax years 2018, 2019, 2020 and 2021.

17. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, at no par value per share. At December 31, 2022, the Company has 718,835 shares of common stock issued and outstanding and 657,767 shares of common stock issued and outstanding as of December 31, 2021.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, no par value per share. As of December 31, 2022, the Company has 3,799,399 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding, and had 4,016,955 shares issued and outstanding as of December 31, 2021. The holders of the Series A Preferred Shares are entitled to receive dividends at $2.00 per share per annum which are paid monthly in arrears starting June 30, 2021. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the Board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each Series A Preferred Share, together with accrued but unpaid dividends, is convertible into 0.2778 shares of common stock (subject to adjustment) at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends in the amount of $2.00 per share, which is equivalent to 8% of the $25.00 liquidation preference per share. The Company has accrued dividends of $0.6 million as of December 31, 2022 which were paid to the shareholders on January 20, 2023. The company had accrued dividends of $0.7 million as of December 31, 2021, which were paid to the shareholders on January 20, 2022.

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

2021 Common Stock Offering

There were no common stock offerings for the year ended December 31, 2022.

On January 15 and 20, 2021, the Company closed on an offering (the “Follow-On Offering”) of 460,000 shares of common stock at the public offering price of $60.00 per share, which includes 60,000 shares of common stock sold upon full exercise of the underwriters’ option to purchase additional shares of common stock for gross proceeds of $27.6 million. The net proceeds after deducting stock issuance costs were $25.1 million.

In addition, upon closing of the Follow-On Offering, the Company issued to the underwriters, 400,000 warrants with an exercise price of $3.75 per warrant to purchase 20,000 shares of common stock for a term of five years beginning on January 12, 2021 which vested on July 12, 2021. Each warrant is exercisable into 0.050 shares of common stock (subject to adjustment) at any time at the option of the holder. The fair value of these warrants is $0.5 million.

Preferred Stock Offerings

There were no preferred stock offerings for the year ended December 31, 2022.

On June 11, 2021, the Company closed an offering (the “Preferred Stock Offering”) for 1,200,000 Series A Preferred Shares and 4,140,000 warrants with an exercise price of $5.00 per warrant to purchase 207,000 shares of common stock, which included 540,000 warrants to purchase 27,000 shares of common stock pursuant to the underwriter’s partial exercise of their over-allotment option, for gross proceeds of $30.0 million. Each warrant is exercisable into 0.050 shares of common stock (subject to adjustment) at any time at the option of the holder.

On June 30, 2021, the underwriters made another partial exercise of their over-allotment option and purchased an additional 60,555 Series A Preferred Shares for additional gross proceeds of $1.4 million. The net proceeds from the Preferred Stock Offering after deducting stock issuance costs was $28.7 million.

In addition, upon closing of the Preferred Stock Offering, the Company issued to the underwriters two warrants, including (i) warrants to purchase 12,000 Series A Preferred Shares; and (ii) 36,000 warrants with an exercise price of $5.00 per warrant to purchase 1,800 shares of common stock. Each warrant is exercisable into 0.050 shares of common stock (subject to adjustment) at any time at the option of the holder.

Each warrant issued in the Preferred Stock Offering has a life of five years from the date of issue. The fair value of the warrants was $3.7 million, which was valued using the Black Scholes Model.

On October 7, 2021, the Company closed an offering (the “Follow-On Preferred Stock Offering”) for 2,400,000 Series A Preferred Shares and 13,800,000 warrants with an exercise price of $2.97 per warrant to purchase 690,000 shares of common stock, which included 1,800,000 warrants to purchase 90,000 shares of common stock pursuant to the underwriter’s partial exercise of their over-allotment option, for gross proceeds of $36.0 million. Each warrant is exercisable into 0.050 shares of common stock (subject to adjustment) at any time at the option of the holder.

On October 7, 2021, the underwriters made another partial exercise of their over-allotment option and purchased an additional 360,000 Series A Preferred Shares for additional gross proceeds of $5.4 million. The net proceeds from the Follow-On Preferred Stock Offering after deducting stock issuance costs was $37.9 million.

Each warrant issued in the Follow-On Preferred Stock Offering has a life of five years from the date of issue. The fair value of the warrants was $6.0 million, which was valued using the Black Scholes Model.

Repurchase of Equity Securities

On May 10, 2022, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock beginning May 10, 2022. The amount of the repurchase program represented approximately 15% of the outstanding shares of the Company's common stock valued at the closing price on May 10, 2022. During the year ended December 31, 2022, the Company repurchased 12,597 shares of common stock under this repurchase program at an average price of $35.23 per share for a total of approximately $0.4 million.

As a part of the amended loan agreement reached with BankUnited, N.A. on February 23, 2023, the Company agreed that it will not repurchase any of its currently outstanding securities.

On November 3, 2021, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock beginning November 22, 2021. The amount of the repurchase program represented approximately 17% of the outstanding shares of the Company’s common stock valued at the closing price on November 3, 2021. During the year ended December 31, 2021, the Company repurchased 90,337 shares of common stock under this repurchase program at an average price of $55.40 per share for a total of approximately $5.0 million.

Reverse Stock Split

On February 17, 2023, the Company held a special meeting of stockholders at which the stockholders approved a proposal to effect a reverse split of its issued and outstanding shares of common stock at a ratio of between 1-for-3 and 1-for-25 (the “Reverse Stock Split”), such ratio to be selected at the sole discretion of the Company's Board without further stockholder action.

On February 27, 2023, the Board of Directors approved the implementation of the Reverse Stock Split at a ratio of 1-for-20 shares of our common stock. The Company filed Articles of Amendment to our Articles of Incorporation for the Reverse Stock Split with the Washington Secretary of State on March 1, 2023 and the Reverse Stock Split was effected on the Nasdaq Capital Market on March 6, 2023.

As a result of the Reverse Stock Split, every 20 shares of common stock either issued and outstanding immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one share of common stock. The Reverse Stock Split also applied to common stock issuable upon the exercise of the Company's outstanding warrants, outstanding stock options, unvested restricted stock awards, stock and stock option plans, and upon the conversion of the Series A Preferred Stock. The Reverse Stock Split did not affect the par value of common stock or the shares of common stock authorized to issue under the Articles of Incorporation, as amended. No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares which would otherwise result from the Reverse Stock Split were rounded up to the nearest whole share.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2021	22,109	$50.54
Exercisable – January 1, 2021	10,954	$26.16
Granted	12,000	$64.68
Exercised	(2,252)	$8.00
Forfeited/Cancelled	(8,694)	$65.37
Outstanding – December 31, 2021	23,163	$56.43
Exercisable – December 31, 2021	17,186	$55.47
Granted	19,600	$23.79
Exercised	(1,081)	$8.00
Forfeited/Cancelled	(4,135)	$34.48
Outstanding – December 31, 2022	37,546	$41.51
Exercisable – December 31, 2022	19,696	$55.55

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$7.99 - $130.00	37,546	7.94	$41.51	19,696	$55.55

During the year ended December 31, 2022, the Company issued 19,600 options to employees. The options have an exercise price between $22.40 and $41.80 per share, a term of ten years, and vest over one or three years. The options have an aggregated fair value of approximately $0.2 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above and in Note 1 under Stock-Based Compensation.

During the year ended December 31, 2022, the Company had 1,081 options exercised by former employees. These options were exercised at $8.00 per share for a total of $0.01 million.

The Company recognized share-based compensation net of forfeitures related to options of $0.1 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

On December 31, 2022, unrecognized share-based compensation was $0.2 million.

The intrinsic value for outstanding and exercisable options as of December 31, 2022 was $0 and $0 and as of December 31, 2021 was $0.4 million and $0.3 million, respectively.

(B) Warrants

The following is a summary of the Company’s common stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2021	110,859	$6.06
Exercisable – January 1, 2021	22,524	$0.40
Granted	18,376,000	$3.45
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2021	18,486,859	$3.46
Exercisable – December 31, 2021	18,486,859	$3.46
Granted	100,000	$3.00
Exercised	(139,295)	$2.97
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2022	18,447,564	$3.47
Exercisable – December 31, 2022	18,380,897	$3.47

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $7.50	18,447,564	3.68	$3.47	18,380,897	$3.47

During the year ended December 31, 2022, the Company issued 100,000 warrants to purchase 5,000 shares of common stock in connection with investor relation services being performed. The warrants have an exercise price of $3.00 per warrant, a term of five years, and vest over three years. The fair value of these warrants is $0.1 million as of December 31, 2022.

The intrinsic value for outstanding and exercisable warrants as of December 31, 2022 and 2021 was $0 and $0.1 million, respectively.

The following is a summary of the Company’s preferred stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2021	—	$—
Exercisable – January 1, 2021	—	$—
Granted	12,000	$24.97
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2021	12,000	$24.97
Exercisable – December 31, 2021	12,000	$24.97
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2022	12,000	$24.97
Exercisable – December 31, 2022	12,000	$24.97

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$24.97	12,000	3.44	$24.97	12,000	$24.97

The intrinsic value for outstanding and exercisable preferred warrants as of December 31, 2022 and 2021 was $0.

(C) Restricted Stock Plan

The following is a summary of the Company’s restricted stock activity:

	Restricted Stock	Weighted Average Fair Value
Non Vested Balance - January 1, 2021	1,275	$90.60
Granted	9,000	$51.62
Vested	3,025	$74.29
Forfeited/Cancelled	—	$—
Non Vested Balance - December 31, 2021	7,250	$49.02
Granted	11,555	$39.16
Vested	6,805	$50.87
Forfeited/Cancelled	—	$—
Non Vested Balance - December 31, 2022	12,000	$38.48

The Company periodically grants restricted stock awards to the Board of Directors and certain employees pursuant to the 2020 Plan. These typically are awarded by the Compensation Committee at one time and from time to time, to vest over one to three years, unless otherwise determined by the Compensation Committee.

The Company recognized $0.4 million and $0.2 million of share-based compensation during the years ended December 31, 2022 and 2021, respectively.

On December 31, 2022, there was $0.4 million of unrecognized compensation related to non-vested restricted stock.

18. SEGMENTS

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

The Company’s business is organized into five material reportable segments which aggregate 99.9% of revenue for the year ended December 31, 2022:

1) Homes
2) Developed lots
3) Entitled land
4) Multi-family
5) Fee Build

The following represents revenue, cost of goods sold, and gross profit (loss) information for the Company’s reportable segments for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue by segment
Homes	$28,670,000	$17,654,600
Developed lots	9,510,000	26,825,500
Entitled land	7,880,000	20,625,000
Multi-family	175,900	—
Fee Build	9,124,000	6,802,900
Other	54,400	444,700
	$55,414,300	$72,352,700

Cost of goods sold by segment
Homes	$24,027,100	$15,168,500
Developed lots	9,797,700	15,885,300
Entitled land	4,060,200	11,689,100
Multi-family	2,564,400	—
Fee Build	13,597,500	5,991,300
Other	1,819,900	1,685,200
	$55,866,800	$50,419,400

Gross profit (loss) by segment
Homes	$4,642,900	$2,486,100
Developed lots	(287,700)	10,940,200
Entitled land	3,819,800	8,935,900
Multi-family	(2,388,500)	—
Fee Build	(4,473,500)	811,600
Other	(1,765,500)	(1,240,500)
	$(452,500)	$21,933,300

The following represents total assets for the Company’s reportable segments at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Homes	$29,880,500	$36,615,600
Developed lots	43,469,900	8,219,500
Entitled land	9,499,600	28,157,800
Multi-family	131,485,900	47,679,400
Fee Build	1,703,200	3,325,300
Unallocated (Shared)	20,127,300	45,702,500
Total Assets	$236,166,400	$169,700,100

19. UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Costs incurred on uncompleted contracts	$19,429,800	$5,991,300
Estimated earnings (loss)	(3,495,100)	811,600
Costs and estimated earnings on uncompleted contracts	15,934,700	6,802,900
Billings to date	16,273,000	4,635,700
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,167,200
Billings in excess of costs and estimated earnings on uncompleted contracts	(338,300)	—
Provision for loss on contract	(159,100)	—
Contract Assets (Liabilities), net	$(497,400)	$2,167,200

At December 31, 2022, the contract liability was $0.5 million as compared to a contract asset of $2.2 million at December 31, 2021. The uncollected billings were $1.7 million and $1.0 million as of December 31, 2022 and December 31, 2021, respectively.

20. SUBSEQUENT EVENTS

On January 12, 2023, the Company entered into a purchase and sale agreement for the sale of the Mills Crossing multifamily development located in Bremerton, Washington for $14.3 million. Closing is expected to take place in Q2 2023.

On January 20, 2023, the Company’s Board of Directors (the “Board”) voted to suspend the Company’s cash dividend payments on the Company’s 8.0% Series A Cumulative Convertible Preferred Stock, in relation to the negotiation of terms, for the restructuring its loan from BankUnited, N.A. The suspension is beginning with the February 2023 dividend payment and continuing until such time as the Company, with the approval of the Board, reaches a final agreement with the BankUnited, N.A.

On February 23, 2023, the Company entered into an amended loan agreement (the “Amendment”) with BankUnited N.A. (the “Lender”) for the restructuring of its Loan Agreement dated March 7, 2022. Pursuant to the Amendment, the Lender agreed to waive any and all defaults to date, the Company’s future compliance with certain financial covenants, and its right to accelerate the loan payments. The Company granted the Lender second mortgage positions on certain properties as well as transferred the membership certificates to the Company’s subsidiaries as collateral. Additionally, the Company agreed to pay the Lender $0.6 million on the 20th of every month which otherwise would have been paid as a dividend to preferred shareholders, and 25% of all net cash proceeds from asset sales, public offerings or any class of stock or debt, private equity captures, or any capital raise. The Company also agreed that it will not close on any new projects without the Lender’s express written consent and will not repurchase any of its outstanding securities. The aforementioned payments will continue to be made until the earlier of March 7, 2024 or until the loan has been paid in full.

On February 27, 2023, the Board approved the implementation of the Reverse Stock Split at a ratio of 1-for-20 shares of our common stock. The Company filed Articles of Amendment to its Articles of Incorporation for the Reverse Stock Split with the Washington Secretary of State on March 1, 2023 and the Reverse Stock Split was effected on the Nasdaq Capital Market on March 6, 2023. As a result of the Reverse Stock Split, every 20 shares of common stock issued and outstanding immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one share of common stock. All share and per share amounts of common stock presented in this Report have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split.

On March 24, 2023 the Company agreed to settle the note receivable with Noffke Horizon View, LLC, which was entered into in March 2022 for $3.3 million, for a reduced amount of $2.1 million. (See Note 3. Notes Receivable.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No events occurred requiring disclosure under Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and President and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial and accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The material weakness in internal control relating to diluted earnings per share as indicated in the 2021 Annual Report on Form 10-K/A as well as the third quarter 2021 Quarterly Report on Form 10-Q/A was remediated within the year ended December 31, 2022. Management improved the system of evaluating and implementing the accounting standards that apply to our financial statements and has significantly enhanced our accounting team through the hirings of a Director of Accounting, Senior Manager of SEC Reporting, Senior Finance Manager, and Tax Manager. We also provided additional training to our personnel and have engaged a nationally recognized third-party accounting firm with whom our management and accounting personnel can consult regarding the application of complex accounting transactions. Management monitored the improvements made to the overall control environment during the first two quarters of the year and sufficiently tested the effectiveness of internal controls surrounding diluted earnings per share during Q2 of 2022.

Based on the evaluation, our Chief Executive Officer and President and Chief Financial Officer concluded that our disclosure controls and procedures are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the enhancements to internal controls related to diluted earnings per share, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below are the names, ages and positions of our directors and executive officers.

Name	Age	Position with the Company
Sterling Griffin	61	Chief Executive Officer, President, and Chairman of our Board of Directors
Jeffrey B. Habersetzer	33	Chief Operating Officer, General Counsel, and Corporate Secretary
Lance Brown	41	Chief Financial Officer
Richard Schmidtke	61	Director
Larry Swets	48	Independent Director
Dennis Wong	53	Independent Director
Wally Walker	68	Independent Director
Karen Bryant	55	Lead Independent Director
Chris Corr	61	Independent Director

Biographical Information

The following is a summary of certain biographical information concerning our current directors and our executive officers.

Sterling Griffin. Our founder, Sterling Griffin, began his career at James S. Griffin Co. in January 1985 as a principal and Vice President of Marketing, where he focused on the syndication of apartment properties, raw land, and retirement home facilities in the Puget Sound region of Washington State. Beginning in June 1989, Mr. Griffin co-founded several businesses over a 12-year period, while actively self-employed as a real estate broker, investor, and developer. In January 2012, he became the Chief Operating Officer for Hudson Homes LLC, a Washington-based residential builder and developer focused on construction of upscale homes in Pierce and Kitsap Counties, where he was responsible for land acquisition, construction, marketing, and sales. In 2014, Mr. Griffin founded Harbor Custom Development, Inc. Mr. Griffin is a lifelong Washington resident who graduated from Colorado College with a BA in History in 1984.

Jeffrey B. Habersetzer. Jeffrey B. Habersetzer serves as our Chief Operating Officer, General Counsel and Corporate Secretary. Mr. Habersetzer has ten years of experience in real estate, contracts, and corporate governance. Mr. Habersetzer has served as General Counsel since 2019, playing an integral role in four successful capital raises for Harbor; was extensively involved in taking Harbor public in 2020, and currently chairs the acquisitions and due diligence committee. Prior to joining Harbor, Mr. Habersetzer owned a legal practice specializing in real estate, corporate law, multi-family leasing and acquisitions. Mr. Habersetzer holds a Bachelor’s degree from the University of Washington, and a law degree and a Master’s in Business Administration from Seattle University, graduating Cum Laude in both programs simultaneously. Mr. Habersetzer has been a licensed attorney in the state of Washington since 2017.

Lance Brown. Mr. Brown serves as our Chief Financial Officer. His primary focus is raising capital, providing financial support and oversight for operations, investor relations, financial planning & analysis, general ledger accounting, SEC reporting, and tax. Prior to joining Harbor, Mr. Brown was Vice President and Chief Accounting Officer at Select Interior Concepts (NASDAQ: SIC), where he was responsible for Finance, Accounting, SEC Reporting, and Tax. During his time at SIC, Mr. Brown developed the public company accounting and reporting infrastructure; was extensively involved in the diligence and integration for multiple completed acquisitions; assisted with the sale, divestiture, and de-integration of SIC’s largest business unit to a major competitor; and provided significant support for the sale and going private transaction of SIC. Mr. Brown started his career in public accounting at PricewaterhouseCoopers. He holds a Bachelor of Business Administration degree from the University of Georgia and a Master of Accountancy from Auburn University. Mr. Brown is a Certified Public Accountant.

Richard Schmidtke, CPA. Richard Schmidtke has been a Director on our board of directors since October 2018. Mr. Schmidtke is the founder of Schmidtke & Associates, PLLC, a full-service accounting company he founded in August 2008. Mr. Schmidtke has 30 years of public accounting experience. Mr. Schmidtke has played an essential role in the success of numerous businesses in a wide range of industries including, tax planning, real estate, retail, and manufacturing. As a native of Tacoma, Washington, Mr. Schmidtke has established strong relationships in the community. His past and current involvement includes Trustee and Board Member of Tacoma Goodwill Foundation, past president of the Tacoma Goodwill, Trustee of the Tacoma Art Museum, board member of the Tacoma Community Redevelopment Authority Board, and Tacoma Lawn and Tennis Club. Mr. Schmidtke graduated from the University of Washington with a BA in Economics.

Larry Swets. Larry Swets has been an Independent Director on our board of directors since February 2020. Mr. Swets has over 25 years of experience within financial services encompassing both non-executive and executive roles. Mr. Swets founded Itasca Financial LLC, an advisory and investment firm, in 2005 and has served as its managing member since inception. Mr. Swets also founded and is the President of Itasca Golf Managers, Inc., a management services and advisory firm focused on the real estate and hospitality industries, in August 2018. Mr. Swets has served as the Chief Executive Officer of FG Financial Group, Inc. (Nasdaq: FGF) (formerly 1347 Property Insurance Holdings, Inc.), which operates as a diversified reinsurance, investment management and real estate holding company, since November 2020, after having served as Interim CEO from June 2020 to November 2020. Mr. Swets has also served as Senior Advisor to Aldel Financial Inc. (NYSE: ADF), a special purpose acquisition company since March 2021, and as Chief Executive Officer of FG New America Acquisition II Corp., a special purpose acquisition company in the process of going public and focused on merging with a company in the InsureTech, FinTech, broader financial services and insurance sectors since February 2021. Mr. Swets is a member of the board of directors of FG Financial Group, Inc. (Nasdaq: FGF) since November 2013; GreenFirst Forest Products Inc. (TSXV: GFP), a public company focused on investments in the forest products industry since June 2016; Harbor Custom Development, Inc. (Nasdaq: HCDI) since February 2020; Ballantyne Strong, Inc. (NYSE American: BTN) since October 2021; Insurance Income Strategies Ltd. since October 2017; Alexian Brothers Foundation since March 2018; and Unbounded Media Corporation since June 2019.

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

Dennis A. Wong. Dennis Wong has been an Independent Director on our board of directors and Chair of our Audit Committee since October 2020. Since 2005, Mr. Wong is the owner of and a consultant with Insurance Resolution Group, a consulting firm focused on providing strategic advisory services to the insurance and financial services sector. From 1997 to 2005, Mr. Wong worked in a variety of corporate roles with Kemper Insurance Companies, a leading national insurance provider, including as Chief Financial Officer of its international operations. From 1991 to 1997, Mr. Wong worked as a public accountant with KPMG LLP, where he specialized in accounting and operational advisory services for the insurance industry. From 2015 through 2021, he served as an independent member of the Board of Directors for FG Financial Group, Inc. (Nasdaq: FGF) (formerly 1347 Property Insurance Holdings, Inc.). Mr. Wong obtained a Bachelor of Arts degree in Economics with an Accountancy Cognate from the University of Illinois. Mr. Wong is a Certified Public Accountant.

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

Karen Bryant. Ms. Bryant has been an Independent Director on our board of directors since June 2021. In December 2022, Ms. Bryant was appointed Lead Independent Director for Harbor. For 25 years, Karen Bryant has run high-profile organizations, navigating complex internal and external dynamics while driving business growth and operational excellence. Ms. Bryant has been at the helm of women’s professional basketball for over 18 years. In January 2023, Ms. Bryant was appointed to the role of Chief Administrative Officer and General Manager of the Los Angeles Sparks. Previously, she served as General Manager of the Seattle Reign and then, ultimately, as President and CEO of the Seattle Storm from 2008 through 2014. Under her leadership, the Seattle Storm won two WNBA Championships, set multiple attendance and revenue records, and established itself as one of the WNBA’s premier franchises. In 2014, Ms. Bryant started and led a management consulting firm until one of her clients, Atavus Sports, appointed her CEO in 2016. With Atavus, Ms. Bryant led a three-year process of market research, competitive analysis, customer discovery, product development, and sales. In Fall 2019, Atavus was acquired by a private equity firm in a successful exit. After a successful 13-year run as CEO for two organizations, Ms. Bryant returned to her management consulting firm in March 2020. Ms. Bryant also serves as an Executive Coach to business leaders and entrepreneurs and is well-recognized for leading high-performing teams. Ms. Bryant’s recognition includes Seattle Sports Commission Executive of the Year, Sports Business Journal Gamechanger, Puget Sound Business Journal Woman of Influence, Greater Seattle Business Association Businessperson of the Year Finalist, and Girl Scouts of Western Washington Woman of Distinction. Ms. Bryant was a scholarship athlete at Seattle University and the University of Washington, where she graduated in 1991 with a Bachelor of Arts degree in Communication.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers, directors, and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC. Based solely on our review of the SEC’s EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2022, the following delinquencies have occurred:

Name and Affiliation	No. of Late Reports	No. of Transactions Not Filed on a Timely Basis	Known Failures to File
Sterling Griffin, Chief Executive Officer and President	2	4	None
Jeffrey B. Habersetzer, Chief Operating Officer	2	4	None
Lance Brown, Chief Financial Officer	2	5	None

Code of Business Conduct and Ethics

We adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions and agents and representatives, including consultants. A copy of the code of business conduct and ethics is available on our website at www.harborcustomdev.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.

Board Diversity

Pursuant to Nasdaq’s Board Diversity Rule 5605(f), we have taken steps to meet the diversity objective as set out in this rule within the applicable transition period. The following is our Board Diversity Matrix as of March 28, 2023:

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

On March 6, 2023, we effected a 1-for-20 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”). All share and per share data included below have been adjusted retroactively to reflect the impact of the Reverse Stock Split.

Summary Compensation Table
The following is a summary of the elements of our compensation arrangements paid to our executive officers for fiscal years 2022 and 2021.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Sterling Griffin	2022	707,140		247,834	(1)	—		127,770	(2)	1,082,744
Chief Executive Officer and President	2021	442,750		31,200	(3)	—		164,690	(4)	638,640

Jeffrey Habersetzer,	2022	379,639		130,184	(5)	—		33,640	(6)	543,463
Chief Operating Officer	2021	199,250		—		133,787	(7)	19,892	(8)	352,929

Lance Brown,	2022	376,633		74,489	(9)	—		80,808	(10)	531,930
Chief Financial Officer	2021	43,616	(11)	216,000	(12)	—		17,942	(13)	277,558

Lynda Meadows	2022	—		—		—		—		—
Former Chief Financial Officer	2021	141,192	(14)	—		133,787	(15)	53,054	(16)	328,033

Tim O’Sullivan	2022	—		—		—		—		—
Interim Chief Financial Officer	2021	143,023	(17)	—		—		14,312	(18)	157,335

(1) On January 10, 2022, in his capacity as Chief Executive Officer, Mr. Griffin was granted 1,410 RSUs pursuant to our 2020 Restricted Stock Plan, whereby all RSUs vested immediately on January 10, 2022. The grant date fair value of the RSU Award was $47.40. On May 26, 2022, in his capacity as Chief Executive Officer, Mr. Griffin was granted 5,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby 1/3 of the RSUs vest on the anniversary date each year, beginning on May 26, 2023. The grant date fair value of the RSU Award was $36.20.
(2) Consists of commuting expense of $44,845, 401K matching of $19,275, $15,214 of health insurance paid by us, $12,748 in director compensation, as well as $35,688 of commissions earned by SGRE, LLC, which is 100% owned by Mr. Griffin.
(3) On August 12, 2021, in his capacity as a member of our board, Mr. Griffin was granted 500 RSUs pursuant to our 2020 Restricted Stock Plan, whereby equal installments of 125 RSUs vest on the last day of each calendar quarter, beginning on September 30, 2021. The grant date fair value of the RSU Award was $62.40.
(4) Consists of commuting expense of $7,507, 401K matching of $11,600, $25,883 of health insurance paid by us, $15,000 in director compensation, as well as $104,700 of commissions earned by SGRE, LLC, which is 100% owned by Mr. Griffin.
(5) On January 10, 2022 Mr. Habersetzer was granted 1,410 RSUs pursuant to our 2020 Restricted Stock Plan, whereby all RSUs vested immediately on January 10, 2022. The grant date fair value of the RSU Award was $47.40. On May 26, 2022, Mr. Habersetzer was granted 1,750 RSUs pursuant to our 2020 Restricted Stock Plan, whereby 1/3 of the RSUs vest on the anniversary date each year, beginning on May 26, 2023. The grant date fair value of the RSU Award was $36.20.
(6) Consists of car allowance of $12,000, 401K matching of $14,109, and $7,531 of health insurance payments.
(7) On June 28, 2021, Mr. Habersetzer was granted 5,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 208 stock options vest on the last day of each calendar month, beginning on June 28, 2021. The exercise price of the stock options is $65.00.
(8) Consists of car allowance of $5,500, 401K matching of $8,190, and $6,202 of health insurance payments.

(9) On January 10, 2022, Mr. Brown was granted 235 RSUs pursuant to our 2020 Restricted Stock Plan, whereby all RSUs vested immediately on January 10, 2022. The grant date fair value of the RSU Award was $47.40. On May 26, 2022, Mr. Brown was granted 1,750 RSUs pursuant to our 2020 Restricted Stock Plan, whereby 1/3 of the RSUs vest on the anniversary date each year, beginning on May 26, 2023. The grant date fair value of the RSU Award was $36.20.
(10) Consists of commuting expense of $49,517, 401K matching of $14,877, $15,214 of health insurance payments, and $1,200 of cell phone allowance.
(11) Mr. Brown was hired on November 1, 2021. This amount reflects the pro-rated portion of Mr. Brown's annual salary.
(12) On November 8, 2021, Mr. Brown was granted 5,000 RSUs pursuant to his employment agreement, whereby 1,667 shares vested on November 8, 2022, and the remaining 3,333 shares will vest on a quarterly basis in eight equal installments, beginning on February 8, 2023. The grant date fair value of the RSU was $43.20.
(13) Consists of commuting expense of $13,509, and $4,433 of health insurance paid by us.
(14) Ms. Meadows resigned on August 24, 2021.
(15) On June 28, 2021, Ms. Meadows was granted 5,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 208 stock options vest on the last day of each calendar month, beginning on June 28, 2021. The exercise price of the stock options is $65.00. These options were forfeited following her resignation on August 24, 2021.
(16) Consists of consulting fees of $41,195, 401K matching of $5,648, and $6,211 of health insurance payments.
(17) Mr. O’Sullivan was acting as interim Chief Financial Offer, effective August 24, 2021 until we appointed Mr. Brown as Chief Financial Officer on November 1, 2021. This amount represents the annual salary paid to Mr. O’Sullivan. Mr. O’Sullivan resigned on February 24, 2022.
(18) Consists of 401K matching of $5,721, and $8,591 of health insurance payments for the full year.

We believe that the primary goal of executive compensation is to align the interests of our executive officers with those of our shareholders in a way that allows us to attract and retain the best executive talent. Additionally, in order to ensure our executive officers are compensated within the current industry ranges for their respective duties we engaged a national, independent, professional employee consulting firm to evaluate and provide an assessment and recommendations for executive compensation in 2022.

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

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our executive officers as of December 31, 2022:

Name and Principal Position	Grant Date	Number of Securities Underlying Options	Vesting Commencement Date		Exercise Price per share	Expiration Date
Sterling Griffin,	12/31/2018	3,378	1/1/2019	(1)	$8.88	12/31/2023
Chief Executive Officer and President	10/13/2020	1,000	12/31/2020	(2)	$92.40	10/13/2030

Jeffrey Habersetzer,	12/19/2019	451	12/19/2019	(3)	$7.99	12/19/2029
Chief Operating Officer	9/1/2020	1,000	9/1/2020	(4)	$130.00	9/1/2030
	6/28/2021	5,000	6/28/2021	(5)	$65.00	6/28/2031

(1) Effective January 1, 2019, Mr. Griffin was entitled to 3,378 stock options pursuant to the 2018 Equity Incentive Plan. One hundred percent of the shares subject to this option vested immediately upon granting of the option. The exercise price of the stock options is $8.88.
(2) On October 24, 2020, in his capacity as a member of our board. Mr. Griffin was granted 1,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 250 stock options vest on the last day of each calendar quarter, beginning on December 31, 2020. The exercise price of the stock options is $92.40.
(3) Mr. Habersetzer was granted 451 stock options pursuant to our 2018 Equity Incentive Plan. One thirty-sixth of the shares subject to this option vest each month, subject to Mr. Habersetzer continuing to be an employee. The exercise price of the stock options is $7.99.
(4) On September 1, 2020, Mr. Habersetzer was granted 1,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 83 stock options vest on the last day of each calendar month, beginning on September 30, 2020. The exercise price of the stock options is $130.00.
(5) On June 28, 2021, Mr. Habersetzer was granted 5,000 stock options pursuant to our 2018 Equity Incentive Plan, whereby equal installments of 208 stock options vest on the last day of each calendar month, beginning on June 28, 2021. The exercise price of the stock options is $65.00.

The following table sets forth information regarding RSUs held by our executive officers as of December 31, 2022:

Name and Principal Position	Grant Date	Number of RSUs Granted	Fair Value of Stock Award	Vesting Commencement Date		Number of Unvested RSUs	Fair Value of Unvested RSUs
Sterling Griffin,	12/3/2020	250	$22,650	12/31/2020	(1)	—	$—
Chief Executive Officer and President	8/12/2021	500	$31,200	9/30/2021	(2)	—	$—
	1/10/2022	1,410	$66,834	1/10/2022	(3)	—	$—
	5/26/2022	5,000	$181,000	5/26/2023	(4)	5,000	$181,000

Jeffrey Habersetzer	1/10/2022	1,410	$66,834	1/10/2022	(5)	—	$—
Chief Operating Officer	5/26/2022	1,750	$63,350	5/26/2023	(6)	1,750	$63,350

Lance Brown,	11/8/2021	5,000	$216,000	11/8/2022	(7)	3,333	$144,000
Chief Financial Officer	1/10/2022	235	$11,139	1/10/2022	(8)	—	$—
	5/26/2022	1,750	$63,350	5/26/2023	(9)	1,750	$63,350

(1) On December 3, 2020, in his capacity as a member of our board, Mr. Griffin was granted 250 RSUs pursuant to our 2020 Restricted Stock Plan, whereby 4 equal installments vest on the last day of each calendar quarter, beginning on December 31, 2020. The grant date fair value of the RSU Award was $90.60.
(2) On August 12, 2021, in his capacity as a member of our board, Mr. Griffin was granted 500 RSUs pursuant to our 2020 Restricted Stock Plan, whereby equal installments of 125 RSUs vest on the last day of each calendar quarter, beginning on September 30, 2021. The grant date fair value of the RSU Award was $62.40.
(3) On January 10, 2022, in his capacity as Chief Executive Officer, Mr. Griffin was granted 1,410 RSUs pursuant to our 2020 Restricted Stock Plan, whereby all RSUs vested immediately on January 10, 2022. The grant date fair value of the RSU Award was $47.40.

(4) On May 26, 2022, in his capacity as Chief Executive Officer, Mr. Griffin was granted 5,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby 1/3 of the RSUs vest on the anniversary date each year, beginning on May 26, 2023. The grant date fair value of the RSU Award was $36.20.
(5) On January 10, 2022, Mr. Habersetzer was granted 1,410 RSUs pursuant to our 2020 Restricted Stock Plan, whereby all RSUs vested immediately on January 10, 2022. The grant date fair value of the RSU Award was $47.40.
(6) On May 26, 2022, Mr. Habersetzer was granted 1,750 RSUs pursuant to our 2020 Restricted Stock Plan, whereby 1/3 of the RSUs vest on the anniversary date each year, beginning on May 26, 2023. The grant date fair value of the RSU Award was $36.20.
(7) On November 8, 2021, Mr. Brown was granted 5,000 RSUs pursuant to his employment agreement, whereby 1,667 shares vested on November 8, 2022 and the remaining 3,333 shares will vest on a quarterly basis in eight equal installments, beginning on February 8, 2023. The grant date fair value of the RSU was $43.20.
(8) On January 10, 2022, Mr. Brown was granted 235 RSUs pursuant to our 2020 Restricted Stock Plan, whereby all RSUs vested immediately on January 10, 2022. The grant date fair value of the RSU Award was $47.40.
(9) On May 26, 2022, Mr. Brown was granted 1,750 RSUs pursuant to our 2020 Restricted Stock Plan, whereby 1/3 of the RSUs vest on the anniversary date each year, beginning on May 26, 2023. The grant date fair value of the RSU Award was $36.20.

Other Elements of Compensation

401(k) Plan. We offer all of our employees, including executives, a 401k safe harbor match, where 100% of contributions are matched on the first 3% of monies contributed on a pre-tax basis from payroll and a 50% match on the next 2% that is contributed on a pre-tax basis from payroll.

Health/Welfare Plans. We have a health care, dental, and vision plan available to all employees, including our executives, who become eligible on the first day of the month following the commencement of their employment.

PTO Plan. Executives may take PTO at any time, at their own reasonable discretion.

Other Benefits. Executives are provided with car allowance or reimbursement of commuting and cell phone expenses.

Employment Agreements with our Named Executive Officers

Employment Agreement with Sterling Griffin

We have an employment agreement with Sterling Griffin as our Chief Executive Officer and President, effective January 1, 2019. This employment agreement is for a term of ten years with automatic one-year renewals unless either party gives notice of termination at least 30 days prior to the expiration of its initial term or any renewal term. Mr. Griffin is entitled to an annual salary of $420,000, discretionary bonuses in the discretion of the board of directors, 3,378 options pursuant to the 2018 Equity Incentive Plan, an automobile allowance in the discretion of the board, and participation in all benefit plans, such as paid vacation and health insurance. In the event of our termination of Mr. Griffin without cause, Mr. Griffin is entitled to 26 weeks of his then salary as severance. On June 11, 2021, Mr. Griffin's salary was increased to $462,000.

On May 26, 2022, Mr. Griffin signed a new employment agreement as our Chief Executive Officer. This employment agreement is for a term of three years with automatic one-year renewals unless either party gives notice of termination at least 90 days prior to the expiration of its initial term or any renewal term. Mr. Griffin is entitled to an annual salary of $510,000, discretionary bonuses in the discretion of the Compensation Committee, participation in all benefit plans, and reimbursement of business expenses including related travel expenses. In the event of our termination of Mr. Griffin without cause, Mr. Griffin is entitled to his unreimbursed business expenses, 100% of his annual base salary plus 100% of his target annual bonus as severance. Additionally, all outstanding restricted stock units and other previously granted awards that would have vested within 12 months of the date of termination shall become fully vested.

In addition to the 2021 compensation listed above, Mr. Griffin received a cash bonus of $217,140 from 2021 performance on January 18, 2022. No cash bonus was received for 2022. Mr. Griffin was granted 1,410 common shares pursuant to our 2020 Restricted Stock Plan on January 10, 2022 and granted 5,000 common shares pursuant to our 2020 Restricted Stock Plan on May 26, 2022.

Offer Letter and Employment Agreement with Jeff Habersetzer

On December 18, 2019, Mr. Habersetzer was offered employment with a starting salary of $112,500, with a retention bonus of $12,500 following a successful one-year performance review. Mr. Habersetzer was issued 1,000 options pursuant to the 2018 Equity Incentive Plan, as well as participation in all benefit plans including paid vacation, health insurance, and our 401k program. Mr. Habersetzer’s salary was increased to $140,000 on June 15, 2020, and $160,000 on March 22, 2021. On June 28, 2021, the Board of Directors approved new compensation terms for Mr. Habersetzer, in connection with his promotion to Chief Operating Officer. The new terms include an annual base salary increase to $225,000, effective July 1, 2021. On February 7, 2022, Mr. Habersetzer’s salary was increased to $280,000.

On May 26, 2022, Mr. Habersetzer signed an employment agreement as our Chief Operating Officer. This employment agreement is for a term of three years with automatic one-year renewals unless either party gives notice of termination at least 90 days prior to the expiration of its initial term or any renewal term. Mr. Habersetzer is entitled to an annual salary of $280,000, discretionary bonuses in the discretion of the Compensation Committee, participation in all benefit plans, and reimbursement of business expenses including related travel expenses. In the event of our termination of Mr. Habersetzer without cause, Mr. Habersetzer is entitled to his unreimbursed business expenses, 100% of his annual base salary plus 100% of his target annual bonus as severance. Additionally, all outstanding restricted stock units and other previously granted awards that would have vested within 12 months of the date of termination shall become fully vested.

In addition to the compensation listed above, Mr. Habersetzer was awarded a cash bonus of $105,750 from 2021 performance on January 18, 2022. No cash bonus was received for 2022. Mr. Habersetzer was also granted 1,410 shares of common stock pursuant to our 2020 Restricted Stock Plan on January 10, 2022 and 1,750 shares of common stock pursuant to our 2020 Restricted Stock Plan on May 26, 2022.

Employment Agreement with Lance Brown

On November 1, 2021, we entered into an employment agreement with Lance Brown to serve as our Chief Financial Officer, reporting to our Chief Executive Officer. The employment agreement is for a term of three years, and will automatically renew for additional one year periods unless either party provides the other party with notice of non-renewal at least 90 days before any such anniversary. In accordance with the terms of the employment agreement, Mr. Brown is paid an annual salary of $280,000 and has the opportunity to earn an annual target bonus of 50% of his base salary with the actual payout determined based on the achievement of annual individual and performance objectives established by the Compensation Committee. In addition, Mr. Brown received a one-time sign on bonus of $75,000, which was paid on January 14, 2022 and was granted 5,000 shares of common stock pursuant to our 2020 Restricted Stock Plan, 1,667 shares of which vested on November 8, 2022, and thereafter, the remaining 3,333 shares will vest on a quarterly basis in eight equal installments, whereby all shares shall be vested by November 8, 2024. Mr. Brown may participate in all benefit plans, such as paid vacation, health insurance, and our 401k program. In the event of our termination of Mr. Brown without cause, Mr. Brown is entitled to 100% of his annual base salary plus 100% of his target annual bonus as severance. Additionally, all outstanding restricted stock units and other previously granted awards that would have vested within 12 months of the date of termination shall become fully vested.

In addition to the compensation listed above, Mr. Brown was awarded a cash bonus of $21,633 from 2021 performance on January 14, 2022. No cash bonus was received for 2022. Mr. Brown was also granted 235 shares of common stock pursuant to our 2020 Restricted Stock Plan on January 10, 2022 and 1,750 shares of common stock pursuant to our 2020 Restricted Stock Plan on May 26, 2022.

Director Compensation

The following table sets forth information regarding the compensation earned for service on our board of directors in 2022. We reimburse all directors for their reasonable out of pocket expenses incurred in connection with the performance of their duties as directors, including without limitation, travel expenses in connection with their attendance in-person at board and committee meetings. There were no RSUs or stock options granted to our directors in 2022.

Director Name	Cash
Sterling Griffin	$12,500
Richard Schmidtke	$30,000
Larry Swets	$40,000
Dennis Wong	$111,250
Wally Walker	$40,000
Karen Bryant	$30,000
Chris Corr	$30,000
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

Authorized shares. A total of 133,784 shares of our common stock has been reserved for issuance pursuant to the exercise of options issued from the 2018 Equity Incentive Plan.

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

Options Granted. As of December 31, 2022 pursuant to our 2018 Equity Incentive Plan, we have issued 40,880 options to purchase shares of our common stock to our employees, officers, and directors.

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

Stock Subject to the Plan. The aggregate number of shares of common stock that may be subject to Awards granted under the 2020 Restricted Stock Plan is 135,000 shares of common stock. If any shares of common stock are forfeited, retained by us as payment of tax withholding obligations with respect to an Award, or surrendered to us to satisfy tax withholding obligations, such shares will be added back to the shares available for Awards. The 2020 Restricted Stock Plan contains certain adjustment provisions relating to stock dividends, stock splits, and the like.

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

Term of the 2020 Restricted Stock Plan. The 2020 Restricted Stock Plan will terminate on the seventh anniversary of its Effective Date.

Outstanding Awards. As of December 31, 2022, there were 22,255 Awards issued under the 2020 Restricted Stock Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

We filed Articles of Amendment to our Articles of Incorporation for a 1-for-20 Reverse Stock Split with the Washington Secretary of State on March 1, 2023 and the Reverse Stock Split was effected on the Nasdaq Capital Market on March 6, 2023. All share and per share data included below have been adjusted retroactively to reflect the impact of the Reverse Stock Split.

The following table sets forth information as of December 31, 2022 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2018 Equity Incentive Plan and our 2020 Restricted Stock Plan. We do not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	49,546	(1)	$41.51	(2)	205,649	(3)
Equity compensation plans not approved by security holders	—				—
Total	49,546				205,649

(1) Includes 37,546 outstanding options under the 2018 Equity Incentive Plan and 12,000 unvested RSUs under the 2020 Restricted Stock Plan.
(2) Does not include 12,000 restricted stock awards as they do not have an exercise price.
(3) Includes 92,904 options remaining under the 2018 Equity Incentive Plan and 112,745 RSUs remaining under the 2020 Restricted Stock Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of March 28, 2023 by:

•each director;
•each named executive officer;
•all of our directors and executive officers as a group; and
•each person known by us to be the beneficial owner of 5% or more of our outstanding common stock.

The percentage ownership information is based on 719,152 shares of our common stock outstanding.

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

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(8)	Number of Shares of Common Stock		Percentage of Class

Directors and Named Executive Officers:
Sterling Griffin, Chief Executive Officer, President, Director	141,156	(1)	19.5%

Jeffrey B. Habersetzer, Chief Operating Officer	7,989	(2)	1.1%

Lance Brown, Chief Financial Officer	3,707	(3)	*

Richard Schmidtke, Director	8,544	(4)	1.2%

Larry Swets, Director	6,022	(5)	*

Dennis Wong, Director	2,842	(6)	*

Wally Walker, Director	5,450	(7)	*

Karen Bryant, Director	500		*

Chris Corr, Director	998		*

All directors and executive officers as a group (nine persons)	177,208		24.0%

*Less than 1.0%
(1) Includes options to purchase 4,378 shares of common stock and 1,667 restricted stock units.
(2) Includes options to purchase 6,242 shares of common stock and 583 restricted stock units.
(3) Includes 1,000 restricted stock units.
(4) Includes options to purchase 1,000 shares of our common stock.
(5) Includes options to purchase 2,689 shares of our common stock.
(6) Includes options to purchase 1,000 shares of our common stock.
(7) Includes options to purchase 1,000 shares of our common stock.
(8) Unless otherwise indicated, the address of each beneficial owner is 1201 Pacific Avenue, Suite 1200, Tacoma, Washington 98402.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to Note 14. Related Party Transactions in the Notes to Consolidated Financial Statements (Part II, Item 8) for disclosure on related party transactions, which is incorporated by reference herein.

Policies and Procedures for Transactions with Related Persons

All related party transactions are voted upon and approved by the disinterested board of directors. The Audit Committee of the board of directors is responsible for evaluating each related party transaction and making a recommendation to the disinterested members of the board of directors as to whether the transaction at issue is fair, reasonable, and within our policy and whether it should be ratified and approved. The Audit Committee, in making its recommendation, will consider various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction, and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The Audit Committee will review, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.

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

We currently have five independent directors on our board of directors. We use Nasdaq’s definition of “independence” to make this determination. Nasdaq provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship with which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The rules provide that a director cannot be considered independent if:

•the director is, or at any time during the past three years was, one of our employees;
•the director who accepted or who has a Family Member who accepted any compensation from us in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (subject to certain exemptions, including, among other things, compensation for board or board committee service);
•the director who is a Family Member of an individual who is, or at any time during the past three years was, employed as one of our Executive Officers;
•the director who is, or has a Family Member who is, a partner in, or a controlling Shareholder or an Executive Officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more (subject to certain exemptions); or
•the director who is, or has a Family Member who is, employed as an Executive Officer of another entity where at any time during the past three years any of our Executive Officers served on the Compensation Committee of such other entity; or
•the director who is, or has a Family Member who is, a current partner of an outside auditor, or was a partner or employee of an outside auditor who worked on our audit at any time during any of the past three years.

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

Role of our Board of Directors in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. We have formed supporting committees, including the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, each of which supports the Board of Directors by addressing risks specific to its respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management takes to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Nominating and Corporate Governance Committee provides oversight and monitors the effectiveness of our corporate governance. The full Board of Directors oversees risk management.

Lead Independent Director

Karen Bryant currently serves as our board’s lead independent director. The lead independent director has the following duties and powers:

•	serving as the liaison between the independent members of the board and the chair;
•	presiding at all board meetings at which the chair is not present, including executive sessions and meetings of non-management directors and/or independent directors;
•	approving the agendas for board meetings and the meeting schedule to assure that there is sufficient time for discussion of all agenda items;
•	reviewing information to be sent to the board;

•	reviewing with the chair whether there are major risks which the board should focus upon at such meetings;
•	facilitating communication among the independent directors and with the chair;
•	directing the chief executive officer or corporate secretary to call a special meeting of the board or of the independent members of the board;
•	consulting and communicating directly with major stockholders, when requested by management and when it is appropriate to do so; and
•	performing such other duties as may from time to time be delegated to the lead independent director by the board.

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

Nasdaq corporate governance rules require that our Audit Committee be composed of at least three members, all of which must be “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. In addition, we are required to certify to Nasdaq that the Audit Committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication.

As of the fiscal year ended December 31, 2022, our Audit Committee is composed of Larry Swets, Dennis Wong, and Wally Walker. Our board of directors has affirmatively determined that all of the members of the Audit Committee meet the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 and Nasdaq rules.

We have established a written charter for our Audit Committee, in which we set forth the duties of the Audit Committee, which among other matters include:

•oversight of our financial reporting, auditing, and internal control activities, the integrity and audits of our financial statements, and our compliance with legal and regulatory requirements;
•oversight of the performance of our internal audit function and independent auditors;
•our overall risk exposure and management;
•the annual review and assessment of the adequacy of the Audit Committee charter and the performance of the Audit Committee;
•the evaluation of the qualifications, performance, and independence of our internal audit function and independent auditors;
•the appointment, retention, and termination of our independent auditors and determine the compensation of our independent auditors;
•the review with the independent auditors of the plans and results of the audit engagement;
•the sole authority to approve in advance all audit and non-audit services by our independent auditors, the scope and terms thereof, and the fees therefor; and
•meeting at least quarterly with our executive officers, internal audit staff, and our independent auditors in separate executive sessions.

A copy of the Audit Committee charter is available on our website at www.harborcustomdev.com.

Nasdaq also requires that our Compensation Committee and Nominating and Corporate Governance Committee be composed solely of independent directors. The members of our Nominating and Corporate Governance Committee are Wally Walker, Dennis Wong, and Karen Bryant. The members of our Compensation Committee are Larry Swets, Wally Walker, and Chris Corr. We have also established charters for each of our Nominating Committee and Compensation Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Rosenberg Rich Baker Berman, P.A. (RRBB) an independent registered public accounting firm, audited the financial statements and performed quarterly reviews of the company for 2022 and has been selected to do so for 2023.

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

	For the Fiscal Year Ended
	2022		2021
Audit Fees	$165,200	(1)	$138,000	(1)
Audit Related Fees	4,450	(2)	103,345	(2)
Tax Fees	—		—
All Other Fees	—		—
Total	$169,650		$241,345

(1) Audit fees for 2022 and 2021 include fees for professional services rendered by RRBB for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, and review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.
(2) Audit-related fees for 2022 include fees related to consents and 2021 include fees related to consents and comfort letters for our public offering documents.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Audit Committee approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Conversion and Articles of Incorporation of the Registrant dated October 1, 2018	S-1	3.1	3/31/2020
3.2	Articles of Amendment of Articles of Incorporation of the Registrant dated December 7, 2018	S-1	3.2	3/31/2020
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated August 1, 2019	S-1	3.3	3/31/2020
3.4	2nd Amended and Restated Bylaws of the Registrant, dated January 15, 2020	S-1	3.4	3/31/2020
3.5	Articles of Amendment of Articles of Incorporation of the Registrant, dated April 16, 2020	S-1	3.5	4/28/2020
3.6	Articles of Amendment of Articles of Incorporation of the Registrant, dated March 1, 2023	8-K	3.1	3/03/2023
4.1	2018 Incentive and Non-Statutory Stock Option Plan, dated November 19, 2018	S-1	4.1	3/31/2020
4.2	2020 Restricted Stock Plan, dated October 13, 2020	10-Q	10.1	11/16/2020
4.3	Certificate of Designation of 8.0% Series A Cumulative Convertible Preferred Stock, dated June 8, 2021	8-K	3.1	6/10/2021
4.4	Warrant Agency Agreement between the Registrant and Mountain Share Transfer, Inc., dated June 11, 2021	8-K	4.1	6/14/2021
4.5	Certificate of Amendment of Certificate of Designation of 8.0% Series A Cumulative Convertible Preferred Stock, dated August 13, 2021	S-1	3.7	9/10/2021
4.6	Warrant Agency Agreement between the Registrant and Mountain Share Transfer, Inc., dated October 7, 2021	8-K	4.1	10/08/2021
4.7	Description of Capital Stock		4.7		X
10.1	Director Agreement between the Registrant and Richard Schmidtke, dated October 17, 2018	S-1	10.4	3/31/2020
10.2	Independent Director Agreement with Larry Swets, dated March 22, 2020	S-1	10.11	3/31/2020
10.3	SoundEquity, Inc. Loan Package, dated November 13, 2019	S-1	10.12	4/28/2020
10.4	Indemnification Agreement with Larry Swets, dated June 1, 2020	S-1	10.17	6/19/2020
10.5	Lease Agreement with Burnham Partners LLC, dated February 18, 2021	10-K	10.22	3/31/2021
10.6	SoundEquity, Inc. Loan Package, dated October 4-5, 2021	10-K	10.25	3/31/2021
10.7	Promissory Note with Sound Capital Loans, LLC, dated January 22, 2021	10-K	10.26	3/31/2021
10.8	Lease Agreement with University Street Properties I, LLC, dated July 27, 2021	10-K	10.13	3/24/2022
10.9	Offer of Employment to Lance Brown dated November 1, 2021.	10-K	10.14	3/24/2022
10.10	Loan Agreement with BankUnited, N.A., dated March 7, 2022	8-K	1.1	3/10/2022
10.11	Security Agreement with BankUnited, N.A., dated March 7, 2022	8-K	1.2	3/10/2022

10.12	Revolving Line of Credit Promissory Note with BankUnited, N.A, dated March 7, 2022	8-K	1.3	3/10/2022
10.15	Employment Agreement with Sterling Griffin, dated May 26, 2022		10.15		X
10.16	Employment Agreement with Jeffrey Habersetzer, dated May 26, 2022		10.16		X
10.17	Amended Loan Agreement with BankUnited N.A., dated February 22, 2023		10.17		X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1		X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1		X
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: March 31, 2023	By	/s/ Sterling Griffin
Sterling Griffin Chief Executive Officer and President (Principal Executive Officer)

Date: March 31, 2023	By	/s/ Lance Brown
Lance Brown Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Sterling Griffin	President, Chief Executive Officer, Chairman of the Board, and Director	March 31, 2023
Sterling Griffin	(Principal Executive Officer)

/s/ Lance Brown	Chief Financial Officer	March 31, 2023
Lance Brown	(Principal Financial and Accounting Officer)

/s/ Richard Schmidtke	Director	March 31, 2023
Richard Schmidtke

/s/ Larry Swets	Director	March 31, 2023
Larry Swets

/s/ Dennis Wong	Director	March 31, 2023
Dennis Wong

/s/ Wally Walker	Director	March 31, 2023
Wally Walker

/s/ Karen Bryant	Director	March 31, 2023
Karen Bryant

/s/ Chris Corr	Director	March 31, 2023
Chris Corr