Form 10-Q
period 2023-03-31
Harbor Custom Development, Inc.
filed 2023-05-15
CIK 1784567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
There are 732,544 shares of common stock outstanding as of May 10, 2023.

PART I
ITEM 1. FINANCIAL STATEMENTS

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash	$7,689,500	$9,665,300
Restricted Cash	597,600	597,600
Accounts Receivable, net	1,239,600	1,707,000
Notes Receivable, net	2,390,300	4,525,300
Prepaid Expense and Other Assets	2,451,000	5,318,100
Real Estate	217,835,900	205,478,200
Property and Equipment, net	1,950,100	2,289,500
Right of Use Assets	1,878,000	1,926,100
Deferred Tax Asset	5,936,800	4,659,300
TOTAL ASSETS	$241,968,800	$236,166,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$13,781,400	$14,090,700
Dividends Payable	1,903,700	634,700
Contract Liabilities	672,200	497,400
Deferred Revenue	150,300	52,000
Note Payable - Insurance	237,700	378,500
Revolving Line of Credit Loan, net of Unamortized Debt Discount of $0 and $0.6 million, respectively	22,893,500	24,359,700
Equipment Loans	1,300	2,057,100
Finance Leases	—	154,500
Construction Loans, net of Unamortized Debt Discount of $1.4 million and $1.9 million, respectively	122,608,300	107,483,700
Construction Loans - Related Party, net of Unamortized Debt Discount of $0.1 million and $0.1 million, respectively	8,127,300	8,122,800
Right of Use Liabilities	2,719,300	2,779,400
TOTAL LIABILITIES	173,095,000	160,610,500

COMMITMENTS AND CONTINGENCIES - SEE NOTE 12

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value per share, 10,000,000 shares authorized and 3,799,799 issued and outstanding at March 31, 2023 and December 31, 2022	62,912,100	62,912,100
Common Stock, no par value per share, 50,000,000 shares authorized and 732,245 issued and outstanding at March 31, 2023 and 718,835 issued and outstanding at December 31, 2022	35,704,700	35,704,700
Additional Paid In Capital	1,349,700	1,266,300
Retained Earnings (Accumulated Deficit)	(31,092,700)	(24,327,200)
TOTAL STOCKHOLDERS’ EQUITY	68,873,800	75,555,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,968,800	$236,166,400
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Sales	$9,181,000	$28,581,000

Cost of Sales	11,225,400	22,526,300

Gross Profit (Loss)	(2,044,400)	6,054,700

Operating Expenses	2,935,400	3,839,300

Operating Income (Loss)	(4,979,800)	2,215,400

Other Income (Expense)
Interest Expense	(1,207,100)	(124,500)
Interest Income	72,900	55,000
Loss on Sale of Equipment	(36,200)	—
Other Income	10,900	7,900
Total Other Expense	(1,159,500)	(61,600)

Income (Loss) Before Income Tax	(6,139,300)	2,153,800

Income Tax Expense (Benefit)	(1,277,500)	508,500

Net Income (Loss)	(4,861,800)	1,645,300

Net Loss Attributable to Non-controlling interests	—	(500)
Preferred Dividends	(1,903,700)	(2,012,500)

Net Loss Attributable to Common Stockholders	$(6,765,500)	$(366,700)

Loss Per Share - Basic	$(9.39)	$(0.56)
Loss Per Share - Diluted	$(9.39)	$(0.56)

Weighted Average Common Shares Outstanding - Basic	720,618	660,038
Weighted Average Common Shares Outstanding - Diluted	720,618	660,038
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(4,861,800)	$1,645,300
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	95,000	303,800
Amortization of right of use assets	48,100	195,500
Lease incentives	—	260,100
Loss on sale of equipment	36,200	—
Provision for loss on contract	23,800	—
Impairment loss on real estate	1,555,800	—
Stock compensation	83,400	242,400
Amortization of revolver issuance costs	640,300	45,700
Net change in assets and liabilities:
Accounts receivable	467,300	(63,700)
Contract assets	—	(471,900)
Notes receivable	2,135,000	(10,746,800)
Prepaid expenses and other assets	2,689,800	691,500
Real estate	(13,149,200)	(6,347,500)
Deferred tax asset	(1,277,500)	(365,100)
Accounts payable and accrued expenses	(309,500)	5,254,600
Contract liabilities	151,000	—
Deferred revenue	98,300	78,200
Payments on right of use liability, net of incentives	(60,100)	(123,200)
NET CASH USED IN OPERATING ACTIVITIES	(11,634,100)	(9,401,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,042,600)
Proceeds on the sale of equipment	128,500	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	128,500	(1,042,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans	17,866,800	6,640,800
Payments on construction loans	(3,002,300)	(6,930,800)
Financing fees construction loans	(224,800)	(577,500)
Related party construction loans	—	3,757,300
Payments on related party construction loans	—	(3,838,700)
Financing fees related party construction loans	(75,000)	—
Revolving line of credit loan	—	12,038,900
Payments on revolving line of credit loan	(2,106,500)	—
Financing fees revolving line of credit loan	—	(1,097,700)
Payments on note payable - insurance	(163,000)	(384,500)
Payments on equipment loans	(2,055,900)	(471,000)
Payments on financing leases	(74,800)	(43,500)
Preferred dividends	(634,700)	(2,012,500)
Proceeds from exercise of stock options	—	8,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,529,800	7,089,400

NET DECREASE IN CASH AND RESTRICTED CASH	(1,975,800)	(3,354,300)

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,262,900	26,226,800

CASH AND RESTRICTED CASH AT END OF PERIOD	$8,287,100	$22,872,500

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$4,235,200	$1,093,800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Termination of finance leases	$79,700	$—
Cancellation of promissory note for earnest money	$200,000	$—
Conversion of finance lease to equipment loan	$—	$370,100
Amortization of debt discount capitalized	$764,300	$585,900
Financing of insurance	$22,300	$—
Dividends declared but not paid	$1,903,700	$—
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Shares Issued	No Par	Shares Issued	No Par

Balance, January 1, 2022	657,767	$32,122,700	4,016,955	$66,507,500	$752,700	$1,646,500	$101,029,400	$(1,291,600)	$99,737,800

Preferred Stock Dividends						(2,012,500)	(2,012,500)		(2,012,500)
Exercise of Stock Options	1,081	10,500			(1,900)		8,600		8,600
Stock Compensation Expense	3,011				242,400		242,400		242,400
Dissolution of Non-Controlling Interest						(1,292,100)	(1,292,100)	1,292,100	—
Net Income (Loss)						1,645,800	1,645,800	(500)	1,645,300

Balance, March 31, 2022	661,859	$32,133,200	4,016,955	$66,507,500	$993,200	$(12,300)	$99,621,600	$—	$99,621,600

Balance, January 1, 2023	718,835	$35,704,700	3,799,799	$62,912,100	$1,266,300	$(24,327,200)	$75,555,900	$—	$75,555,900

Preferred Stock Dividends						(1,903,700)	(1,903,700)		(1,903,700)
Stock Compensation Expense	317				83,400		83,400		83,400
Round Up of Shares from Reverse Stock Split	13,093						—		—
Net Loss						(4,861,800)	(4,861,800)		(4,861,800)

Balance, March 31, 2023	732,245	$35,704,700	3,799,799	$62,912,100	$1,349,700	$(31,092,700)	$68,873,800	$—	$68,873,800
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

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on The Nasdaq Stock Market LLC (“Nasdaq”) on August 28, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follow:

Names	Dates of Formation	Attributable Interest
		March 31, 2023	December 31, 2022
Saylor View Estates, LLC*	March 30, 2014	N/A	N/A
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	100%
Tanglewilde, LLC	June 25, 2021	100%	100%
HCDI FL CONDO LLC	July 30, 2021	100%	100%
HCDI Mira, LLC	August 31, 2021	100%	100%
HCDI, Bridgeview LLC	October 28, 2021	100%	100%
HCDI Wyndstone, LLC	September 15, 2021	100%	100%
HCDI Semiahmoo, LLC	December 17, 2021	100%	100%
Mills Crossing, LLC	July 21, 2022	100%	100%
Broadmoor Ventures, LLC	August 24, 2022	100%	100%
Winding Lane Estate LLC	November 30, 2022	100%	100%

*Saylor View Estates, LLC was voluntarily dissolved with the State of Washington as of January 20, 2022.

As of March 31, 2023 and December 31, 2022, the aggregate non-controlling interest was $0 and $0, respectively.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The accompanying unaudited condensed consolidated financial statements include all adjustments that are of a normal recurring nature and necessary for the fair presentation of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for the full year.

All numbers in the financial statements are rounded to the nearest $100, except for Earnings (Loss) per Share (“EPS”) data, and numbers in the notes to the financial statements are rounded to the nearest million, where appropriate.

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

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Under ASC 205-40, Company management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet its financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, the evaluation shall initially not take into consideration the potential mitigating effects of the Company’s plans that have not been fully implemented as of the date the financial statements are issued.

Regarding the first step of this assessment, the Company concluded that under the standards of ASC 205-40, the following conditions raised substantial doubt about the Company’s ability to continue as a going concern: during the year ended 2022, the Company failed to maintain compliance with certain financial covenants within its loan agreements requiring loan amendment or covenant waivers; the Company has no borrowing availability under its revolving credit facility; it has significant construction related debt maturing over the next 12 months; it has had significant uses of cash flows from operations over the past two years; it had a $16.9 million net loss in 2022 and a $4.9 million net loss for the first quarter of 2023; and the real estate and construction industries are experiencing declining market conditions which have negatively impacted property valuations as well as financing capabilities and terms.

In performing the second step of this assessment, management is required to evaluate whether the Company’s plans to mitigate the conditions above alleviate the substantial doubt about the Company's ability to meet its obligations as they become due within one year after the date that the financial statements are issued.

The Company has undertaken and completed the following plans and actions to improve its available cash balances, liquidity, and cash generated from operations:

•executed an Amendment to the Revolver Loan Agreement with BankUnited to alleviate the breach of financial covenants and the bank’s ability to call the loan;
•has $36.7 million of sales closed after December 31, 2022 or under contract as of May 10, 2023 and significant additional assets that are held for sale;
•has construction loans in place;
•has met its equity requirement for its Pacific Ridge, Wyndstone, Meadowscape, and Belfair Phase 1 projects;
•has substantially completed its fee build contracts;
•shut down its quarry operations, eliminated most of its full time employees in its horizontal infrastructure division, and sold a significant majority of its heavy construction equipment, all of which were directly or indirectly associated with significant net loss generating activities during the year ended 2022 and the three months ended March 31, 2023; and
•filed a registration statement with the SEC providing for the sale of common stock and warrants.

Additionally, the Company's future plans include: raising additional funds through the sales of real estate assets; obtaining new debt financing and/or refinancing existing debt; pulling cash out of one or more of its multi-family properties by obtaining a project level equity partner; and/or raising capital in the private or public equity or debt markets. Based on the properties under contract for sale, interest in the Company’s available for sale properties, its prior track record of raising capital through issuance of debt or sale of equity, and management’s ongoing discussions and negotiations with potential financing partners, management believes it is probable that the Company’s plans will be effectively implemented and probable that those plans will mitigate the previously mentioned conditions and events that raised substantial doubt.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s failure to continue as a going concern.

Stock-Based Compensation

Effective November 19, 2018, the Company’s Board of Directors and stockholders approved and adopted the 2018 Incentive and Nonstatutory Stock Option Plan (the “2018 Plan”). The 2018 Plan allows the Administrator (as defined in the 2018 Plan), currently the Compensation Committee, to determine the issuance of incentive stock options and non-qualified stock options to eligible employees and outside directors and consultants of the Company. The Company has 133,784 shares of common stock reserved for issuance under the 2018 plan.

Effective December 3, 2020, the Company’s Board of Directors and stockholders approved and adopted the 2020 Restricted Stock Plan (the “2020 Plan”). The 2020 Plan allows the Administrator, currently the Compensation Committee, to determine the issuance of restricted stock to eligible officers, directors, and key employees. The Company has 135,000 shares of common stock reserved for issuance under the 2020 plan.

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

The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date.

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

For the three months ended March 31, 2023, the Company did not grant any share-based awards. For the three months ended March 31, 2022 when computing fair value of share-based awards, the Company has considered the following range of assumptions:

	March 31, 2023	March 31, 2022
Risk-free interest rate	—%	1.73% - 2.14%
Exercise price	$—	$2.00 - $3.00
Expected life of grants in years	—	3.93 - 6.50
Expected volatility of underlying stock	—%	42.39% - 48.13%
Dividends	—	—

The expected term is computed using the “simplified method” as permitted under the provisions of FASB ASC Topic 718-10-S99. The Company uses the simplified method to calculate the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The share price is the closing price on the date of grant. Expected volatility is based on the historical stock price volatility of comparable companies’ common stock as the stock does not have sufficient historical trading activity. Risk free interest rates were obtained from U.S. Treasury rates for the applicable expected terms.

Repurchase of Equity Securities

Share repurchases are recorded to common stock at the value of the cash consideration paid, as the Company's common stock has no par value. These shares were being repurchased for the purpose of constructive retirement. (See Note 15. Stockholders’ Equity.)

Reverse Stock Split

On March 6, 2023, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”) on the Nasdaq Capital Market. Accordingly, all share and per share data included in these condensed consolidated financial statements and notes thereto have been adjusted retroactively to reflect the impact of the Reverse Stock Split.

Earnings (Loss) Per Share (“EPS”)

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per share of common stock for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to common stockholders	$(6,765,500)	$(366,700)
Effect of dilutive securities:	—	—

Diluted net income (loss)	$(6,765,500)	$(366,700)

Denominator:
Weighted average common shares outstanding - basic	720,618	660,038
Dilutive securities (a):
Restricted Stock Awards	—	—
Options	—	—
Warrants	—	—
Convertible Preferred Stock	—	—

Weighted average common shares outstanding and assumed conversion – diluted	720,618	660,038

Basic net earnings (loss) per common share	$(9.39)	$(0.56)

Diluted net earnings (loss) per common share	$(9.39)	$(0.56)

(a) - Outstanding anti-dilutive securities excluded:
Unvested restricted stock awards	11,520	6,375
Stock options	36,871	23,446
Warrants to purchase common stock (1)	18,447,564	18,586,859
Convertible preferred stock (2)	3,799,799	4,016,955
Warrants to purchase convertible preferred stock (2)	12,000	12,000

(1) The number of outstanding warrants did not change or split pursuant to the reverse stock split, but the number of shares of common stock issuable upon exercise will be adjusted based on a 1 to 0.05 ratio.
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

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

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

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides for an allowance for credit losses based upon a review of the outstanding accounts receivable, historical collection information, and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for credit losses was $0 as of March 31, 2023 and December 31, 2022.

Notes Receivable

Notes receivables are recorded at amounts due to the Company according to the contractual terms of the loan agreement. The Company's notes receivables are for the sale of real estate properties or financing the development of the properties prior to acquisition and are each secured by the underlying improved real estate properties.

The Company reviews notes receivable for impairment whenever events or circumstances indicate that the note may not be fully recoverable. Impairment is present when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If management determines an amount to be uncollectible, impairment is measured based on the estimated uncollectible amount less the fair value of the underlying collateral. Impairment is recognized with a valuation allowance against the note receivable with a corresponding charge to bad debt expense under operating expenses. The valuation allowance is written down when the remaining note amount is collected in full. There was no valuation allowance as of March 31, 2023. The valuation allowance was $1.2 million for notes receivable as of December 31, 2022. (See Note 3. Notes Receivable.)

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

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC Topic 805, “Business Combinations,” where acquired assets are recorded at fair value. Interest, property taxes, insurance, and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset construction is completed or the asset is sold. The capitalized costs are recorded as part of the asset to which they relate and are expensed when the underlying asset is sold.

The Company capitalized interest from related party borrowings of $0.2 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. The Company capitalized interest from third-party borrowings of $2.8 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.

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

The real estate assets classified as held for sale were $54.5 million and $34.4 million as of March 31, 2023 and December 31, 2022, respectively.

In addition to the annual assessment of potential triggering events in accordance with FASB ASC Topic 360, the Company applies a fair value-based impairment test to the net book value of assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

As of March 31, 2023, the Company recorded impairment charges of $0.8 million, $0.6 million, and $0.2 million relating to the Pacific Ridge apartments, Dark Horse lots, and Bunker Ranch home, respectively. As of December 31, 2022, the Company recorded impairment charges of $1.2 million and $2.4 million relating to the Winding Lane lots and Pacific Ridge apartments, respectively. These charges are recorded in cost of sales and real estate as presented in Note 5. The Company did not identify any other real estate that qualified for an impairment charge.

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

Revenues from contracts with customers are summarized by category as follows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Homes	$6,049,700	$12,274,500
Developed Lots	2,440,300	9,080,000
Entitled Land	—	4,480,000
Fee Build	424,200	2,713,900
Multi-family	266,800	—
Construction Materials	—	32,600
Total Revenue	$9,181,000	$28,581,000

Disaggregation of Revenue from Contracts with Customers:

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Performance obligations satisfied at a point in time	$8,914,200	$25,867,100
Performance obligations satisfied over time	266,800	2,713,900
Total Revenue	$9,181,000	$28,581,000

Rental Income

Rental income attributable to residential leases is recorded when due from residents and recognized monthly as it was earned. Residential apartment leases may include lease income related to such items as utility recoveries, parking rent, storage rent and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. Leases entered into between a resident and a property for the rental of an apartment unit are generally six months to one year, and typically renewed on a month-to-month basis after the initial term.

Rental income is included as a part of sales on the statement of operations and within the Multi-family segment presented in Note 16. Segments. Rental income was $0.4 million and $0 for three months ended March 31, 2023 and 2022, respectively.

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

Advertising

Advertising expenses, which are expensed as incurred and included in operating expenses, were $0.1 million and $0.04 million for the three months ended March 31, 2023 and 2022.

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

The Company calculated the effective tax rate for the three months ended March 31, 2023 based on the actual effective tax rate for the year-to-date period compared to the estimate of the annual effective tax rate for the three months ended March 31, 2022.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. There are no uncertain tax positions as of March 31, 2023 and December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes a 15% Corporate Alternative Minimum Tax (“Corporate AMT”) for tax years beginning after December 31, 2022. The Company does not expect the Corporate AMT to have a material impact on its condensed consolidated financial statements. Additionally, the IRA imposes a 1% excise tax on net repurchases of stock by certain publicly traded corporations. The excise tax is imposed on the value of the net stock repurchased or treated as repurchased. The new law will apply to stock repurchases occurring after December 31, 2022. The IRA also extended the federal tax credit for building new energy-efficient homes delivered from January 1, 2022 (retroactively) through December 31, 2032, as well as modifies and increases it starting in 2023. The federal tax credits in 2022 reflected the impact of the extension under the IRA.

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Pursuant to ASU No. 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022 for small reporting companies, non-SEC filers, and all other companies. The adoption of ASU 2016-13 did not have a material impact on the Company's condensed financial statements.

On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has applied certain optional expedients that are retained through the end of the hedging relationship. In December 2022, ASU 2022-06 was issued which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2020-04 and ASU 2022-06 did not have a material impact on the Company’s condensed financial statements.

On May 3, 2021, the FASB released ASU No. 2021-04, Compensation – Earning Per Share (Topic 260), Debt - Modifications and Extinguishments (subtopic 470-50), Compensation - Stock Compensation (Topic 718), Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding

Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example warrants) that remain equity classified after modification or exchange. The standard is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-04 on January 1, 2022, however the adoption did not have an impact on the Company’s condensed financial statements.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of March 31, 2023 and December 31, 2022, there were no impairment losses recognized for long-lived assets.

2. CONCENTRATIONS

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances generally exceed the federal insurance limits. Uninsured cash balances were $6.2 million and $8.1 million as of March 31, 2023 and December 31, 2022, respectively.

Revenue Concentrations

Homes

For the three months ended March 31, 2023, four customers each represented 23%, 24%, 26%, and 27% of the home revenue. For the three months ended March 31, 2022, there was no concentration in relation to the homes revenue segment.

Developed Lots

For the three months ended March 31, 2023, two customers each represented 26% and 34% of the developed lots revenue. For the three months ended March 31, 2022, two customers each represented 62% and 26% of the developed lots revenue.

Entitled Land

For the three months ended March 31, 2023, there was no concentration in relation to entitled land revenue. For the three months ended March 31, 2022, Noffke Homes represented 100% of the entitled land revenue.

Fee Build

Lennar Northwest, Inc. represented 100% of fee build revenue for the three months ended March 31, 2023 and 2022.

3. NOTES RECEIVABLE

The outstanding balance of notes receivable amounted to $2.4 million and $4.5 million at March 31, 2023 and December 31, 2022, respectively. These notes arose as financing by the Company for the sale of real estate properties or financing the development of the properties prior to acquisition. These notes are secured by the underlying improved real estate properties and accrue interest at annual rates ranging from 8% to 9%. All payments of principal and interest are due in full between December 1, 2024 and December 20, 2024. Interest income was $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

In March 2022, the Company and Noffke Horizon View, LLC entered into a promissory note with a payment in full due on March 31, 2023 of $3.3 million (“the note”) for the sale of land. In March 2023, Noffke Horizon View, LLC notified the Company that they are unable to pay this amount in full by the due date and the Company agreed to settle the note for a reduced amount totaling $2.1 million. The Company recorded a valuation allowance against the note receivable as of December 31, 2022 and the reduced note amount was fully collected during the quarter ended March 31, 2023.

The details of notes receivables, net of a valuation allowance are as follows:

	March 31, 2023	December 31, 2022
Broadmoor Commons LLC	$1,000,300	$1,000,300
Modern Homestead LLC	1,390,000	1,445,000
Noffke Horizon View, LLC	—	2,080,000
Total Notes Receivable, Net	$2,390,300	$4,525,300

4. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, and amortization, consisted of the following:

	March 31, 2023	December 31, 2022
Machinery and Equipment	$207,500	$505,300
Vehicles	26,200	26,200
Furniture and Fixtures	695,600	695,600
Leasehold Improvements	1,471,300	1,524,000
Total Fixed Assets	2,400,600	2,751,100
Less Accumulated Depreciation	(450,500)	(461,600)
Fixed Assets, Net	$1,950,100	$2,289,500

Depreciation expense was $0.1 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

5. REAL ESTATE

Real Estate consisted of the following components:

	March 31, 2023	December 31, 2022
Land Held for Development	$44,556,000	$47,166,700
Construction in Progress	118,759,100	123,927,300
Held for Sale	54,520,800	34,384,200
Total Real Estate	$217,835,900	$205,478,200

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Trade Accounts Payable	$10,308,400	$11,472,100
Accrued Compensation, Bonuses, and Benefits	716,000	1,130,300
Accrued Quarry Reclamation Costs	564,800	384,700
Retainage Payable	76,500	76,200
Other Accrued Expenses	2,115,700	1,027,400
Total Accounts Payable and Accrued Expenses	$13,781,400	$14,090,700

7. REVOLVING LINE OF CREDIT

On March 7, 2022, the Company entered into a senior secured revolving credit facility (“the credit facility”) with BankUnited, N.A. (the “Lender”) for $25.0 million. The credit facility had an initial two year term, with a maturity date of March 7, 2024. The unpaid principal bore interest at a fluctuating rate of interest per annum equal to the daily simple secured overnight financing rate (SOFR) plus the applicable margin of 4.75%. The credit facility was used to fund the Company’s general working capital needs and interest is expensed as incurred. The credit facility is collateralized by all of the Company’s assets wherein the Lender is granted a junior priority interest in all collateralized Company assets that

Lender has previously identified as a permitted lien or other encumbrance that the Company regularly incurs through its ordinary course of business; in all other Company assets, Lender maintains a first priority security interest. The credit facility also contained specific financial covenants. As of December 31, 2022, the Company was not in compliance with the minimum interest coverage ratio requirement and consolidated liquidity covenant.

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

The Company evaluated the Amendment in accordance with ASC 470-50, Debt - Modifications and Extinguishments and applied the borrowing capacity model as it relates to a revolving debt arrangement. Under the Amendment, the Lender is no longer committed and has no further lending obligations to the Company, which reduced the borrowing capacity of available credit to $0. The Company determined that this modification is considered a partial extinguishment and expensed the remaining unamortized debt discount of $0.5 million within interest expense for the three months ended March 31, 2023.

Interest expense was $1.2 million and $0.03 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, the revolving line of credit loan balance was $22.9 million and $25.0 million and the unamortized debt discount balance was $0 and $0.6 million, respectively.

8. EQUIPMENT LOANS

Equipment loans consists of the following:

	March 31, 2023	December 31, 2022
Various notes payable to banks and financial institutions with interest rates varying from 0% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $10,500:	$1,300	$2,057,100
Book value of collateralized equipment:	11,100	11,800

Future equipment loan maturities at March 31, 2023 are as follows:

Year Ending December 31,

2023 (nine months)	$1,300
2024	—
2025	—
2026	—
Total	$1,300

Interest expense was $0.001 million and $0.04 million for the three months ended March 31, 2023 and 2022, respectively.

9. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. Most loans are generally on one to two year terms but will be extended or refinanced if the project is not completed within one to two years and will be due upon the completion of the project. The loans have interest ranging from 7.99% to 13.00%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances related to third party lenders as of March 31, 2023 and December 31, 2022 were $124.0 million and $109.4 million, respectively. The unamortized debt discounts related to these construction loans as of March 31, 2023 and December 31, 2022 were $1.4 million and $1.9 million, respectively. The book value of collateralized real estate as of March 31, 2023 and December 31, 2022 was $205.3 million and $193.1 million, respectively.

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

11. NOTE PAYABLE INSURANCE

The Company purchased Directors & Officers (D&O) insurance on August 28, 2022 for $0.6 million. A down payment of $0.1 million was made and the remaining balance was financed over 11 months. The interest rate on the loan is 4.75%. The loan balance as of March 31, 2023 and December 31, 2022 was $0.2 million and $0.4 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time.

On June 15, 2020, the Company entered into a purchase and sale agreement to acquire property for the construction of 33 townhomes located in East Bremerton, Washington for $2.0 million. This purchase and sale agreement was subsequently rescinded in Q2 2023.

On December 2, 2021, the Company entered into a purchase and sale agreement for the acquisition of 438 acres in Blaine, Washington for $13.5 million. Closing is expected to take place in Q4 2023.

On April 21, 2022, the Company entered into a purchase and sale agreement for the purchase of 4.81 acres in Port Orchard, Washington for $2.6 million. Closing is expected to take place in Q3 2023.

On November 15, 2022, the Company entered into a purchase and sale agreement for the purchase of 15.30 acres in Stanwood, Washington for $4.6 million. Closing is expected to take place in Q2 2024.

On January 12, 2023, the Company entered into a purchase and sale agreement for the sale of the Mills Crossing multi-family development located in Bremerton, Washington for $14.3 million. Closing is expected to take place in Q2 2023.

13. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a former director and minority shareholder, is a partner. These loans were originated between April 2019 and June 2021; the loans generally have a 12 to 24 month maturity, including those that have been extended. The interest rates range between 7.99% and 11.00%. As of March 31, 2023, and December 31, 2022, the outstanding loan balances were $8.2 million and $8.2 million, respectively. For the three months ended March 31, 2023 and 2022, the Company capitalized loan fees of $0.1 million and $0, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of March 31, 2023 and December 31, 2022, there were $0.1 million and $0.1 million of remaining unamortized debt discounts, respectively. The interest is capitalized to real estate as incurred and will be expensed to cost of goods sold when the property is sold. During the three months ended March 31, 2023 and 2022, the Company incurred interest of $0.2 million and $0.3 million, respectively.

Robb Kenyon resigned as a director of the Company on July 8, 2021.

Due to Related Party

The Company previously utilized a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The materials produced by the quarry and sold by the Company to others were subject to a 25% commission payable to SGRE, LLC, which is 100% owned by the Company’s Chief Executive Officer and President. The commission expense was recorded in operating expenses. On March 31, 2023 and December 31, 2022, the commission payable was $0 and $0, respectively. The commission expense for the three months ended March 31, 2023 and 2022, was $0 and $0.03 million, respectively. The Company is winding up its quarry operations and will no longer incur any commission expenses.

Rental Expense

The Company entered into property management agreements with Olympic Management Company (“OMC”), which is owned and operated by a family member related to the Company’s Chief Executive Officer and President. OMC serves as a managing agent for leasing and managing the Company's Mills Crossing, Belfair View, Pacific Ridge and Wyndstone multi-family properties. The Company pays management fees to OMC, which consist of service fees of up to $3,000 per month and $500 for each lease of a vacant apartment unit. The Company also reimburses the payroll, benefits, and other employment costs relating to an office manager, leasing consultant, and maintenance staff employed by OMC for their time incurred in the operations of the property. For the three months ended March 31, 2023 and 2022, the management fees and payroll and benefits incurred and recorded as rental expense within cost of sales were $0.2 million and $0, respectively. Subsequent to March 31, 2023, the Company terminated the agreements with OMC and engaged a third party property management company for leasing and managing the Company's Belfair, Pacific Ridge and Wyndstone multi-family properties. Mills Crossing is currently under contract and will continue to be managed by OMC until it is sold, which is expected to occur in the second quarter of 2023.

14. INCOME TAX

The Company’s effective tax rate for the three months ended March 31, 2023 was a benefit of 20.8%, compared to 23.6% for the three months ended March 31, 2022. The Company calculated the effective tax rate for the three months ended March 31, 2023 based on the actual effective tax rate for the year-to-date period compared to the estimate of the annual effective tax rate for the three months ended March 31, 2022. The decrease in the effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is driven by the decrease in blended state tax rates and incentive stock compensation.

15. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, at no par value per share. At March 31, 2023, the Company has 732,245 shares of common stock issued and outstanding.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription, or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

At March 31, 2023, the Company is authorized to issue 10,000,000 shares of preferred stock, no par value per share. As of March 31, 2023, the Company has 3,799,799 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding. The holders of the Series A Preferred Shares are entitled to receive dividends at $2.00 per share per annum which are paid monthly in arrears starting June 30, 2021. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the Board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each Series A Preferred Share, together with accrued but unpaid dividends, is convertible into 0.2778 shares of common stock (subject to adjustment) at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends in the amount of $2.00 per share per annum, which is equivalent to 8% of the $25.00 liquidation preference per share. The Company has accrued dividends of $1.9 million as of March 31, 2023. The Company had accrued dividends of $0.6 million as of December 31, 2022 which were paid to the shareholders on January 20, 2023.

On January 20, 2023, the Board of Directors voted to suspend the cash dividend on the Series A Preferred Stock as announced on a Current Report on Form 8-K on January 25, 2023. On February 23, 2023, as part of the Amendment to the Loan Agreement with BankUnited, the Company agreed to pay $0.6 million to BankUnited each month, which otherwise would have been paid as a dividend to the holders of the Series A Preferred Stock.

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

Repurchase of Equity Securities

On May 10, 2022, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock. The amount of the repurchase program represented approximately 15% of the outstanding shares of the Company’s common stock valued at the closing price on May 10, 2022. During the three months ended March 31, 2023, the Company did not repurchase any shares of common stock.

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

On February 27, 2023, the Board of Directors approved the implementation of the Reverse Stock Split at a ratio of 1-for-20 shares of the common stock. The Company filed Articles of Amendment to Articles of Incorporation for the Reverse Stock Split with the Washington Secretary of State on March 1, 2023 and the Reverse Stock Split was effected on the Nasdaq Capital Market on March 6, 2023.

As a result of the Reverse Stock Split, every 20 shares of common stock either issued or outstanding immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one share of common stock. The Reverse Stock Split also applied to common stock issuable upon the exercise of the Company’s outstanding warrants, outstanding stock options, unvested restricted stock awards, stock and stock option plans, and upon the conversion of the Series A Preferred Stock. The Reverse Stock Split did not affect the par value of common stock or the shares of common stock authorized to issue under the Articles of Incorporation, as amended. No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares which would otherwise result from the Reverse Stock Split were rounded up to the nearest whole share.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2023	37,546	$41.51
Exercisable – January 1, 2023	19,696	$55.55
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(675)	$22.40
Outstanding – March 31, 2023	36,871	$41.86
Exercisable – March 31, 2023	20,488	$55.94

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.99 - $130.00	36,871	7.66	$41.86	20,488	$55.94

During the three months ended March 31, 2023, the Company did not issue options to employees. During the three months ended March 31, 2022, the Company issued 1,500 options to employees. The options have an exercise price between $40.00 and $41.80 per share, a term of ten years, and vest over one or three years. The options have an aggregated fair value of approximately $0.03 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

The Company recognized share-based compensation net of forfeitures related to options of $0.03 million and $0.02 million for the three months ended March 31, 2023 and 2022, respectively.

On March 31, 2023, unrecognized share-based compensation was $0.2 million.

The intrinsic value for outstanding and exercisable options as of March 31, 2023 was $0. The intrinsic value for outstanding and exercisable options as of March 31, 2022 was $0.3 million and $0.2 million.

(B) Warrants

The following is a summary of the Company’s common stock warrant activity:

	Warrants*	Weighted Average Exercise Price
Outstanding – January 1, 2023	18,447,564	$3.47
Exercisable – January 1, 2023	18,380,897	$3.47
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – March 31, 2023	18,447,564	$3.47
Exercisable – March 31, 2023	18,389,231	$3.47
*As a result of the Reverse Stock Split, each warrant now entitles the holder to purchase one-twentieth (0.05) of one share of common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $7.50	18,447,564	3.43	$3.47	18,389,231	$3.47

During the three months ended March 31, 2023, the Company did not issue any warrants. During the three months ended March 31, 2022, the Company issued 100,000 warrants in connection with investor relation services being performed. The warrants have an exercise price of $3.00 per warrant, a term of five years, and vest over three years. The fair value of these warrants is $0.1 million as of March 31, 2022.

The intrinsic value for outstanding and exercisable warrants as of March 31, 2023 was $0. The intrinsic value for outstanding and exercisable warrants as of March 31, 2022 was $0.04 million.

The following is a summary of the Company’s preferred stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2023	12,000	$24.97
Exercisable – January 1, 2023	12,000	$24.97
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – March 31, 2023	12,000	$24.97
Exercisable – March 31, 2023	12,000	$24.97

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$24.97	12,000	3.19	$24.97	12,000	$24.97

During the three months ended March 31, 2023 and March 31, 2022, the Company did not issue any preferred warrants.

The intrinsic value for outstanding and exercisable preferred warrants as of March 31, 2023 was $0. The intrinsic value for outstanding and exercisable preferred warrants as of March 31, 2022 was $0.

(C) Restricted Stock Plan

The following is a summary of the Company’s restricted stock activity:

	Restricted Stock	Weighted Average Fair Value
Non Vested Balance - January 1, 2023	12,000	$38.48
Granted	—	$—
Vested	480	$45.46
Forfeited/Cancelled	—	$—
Non Vested Balance - March 31, 2023	11,520	$38.19

The Company periodically grants restricted stock awards to the Board of Directors and certain employees pursuant to the 2020 Plan. These typically are awarded by the Compensation Committee at one time and from time to time, to vest over one to three years, unless otherwise determined by the Compensation Committee.

The Company recognized $0.05 million and $0.2 million of share-based compensation during the three months ended March 31, 2023 and 2022, respectively.

On March 31, 2023, there was $0.3 million of unrecognized compensation related to non-vested restricted stock.

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

The Company’s business is organized into five material reportable segments which aggregate 100% of sales for the three months ended March 31, 2023:

1) Homes
2) Developed Lots
3) Entitled Land
4) Multi-family
5) Fee Build

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents sales, cost of sales, and gross profit (loss) information for the Company’s reportable segments for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Sales by segment
Homes	$6,049,700	$12,274,500
Developed lots	2,440,300	9,080,000
Entitled land	—	4,480,000
Multi-family	424,200	—
Fee Build	266,800	2,713,900
Other	—	32,600
Total Sales	$9,181,000	$28,581,000

Cost of sales by segment
Homes	$5,961,700	$10,551,500
Developed lots	3,134,700	8,063,400
Entitled land	90,600	712,900
Multi-family	1,155,100	—
Fee Build	706,700	2,564,800
Other	176,600	633,700
Total Cost of Sales	$11,225,400	$22,526,300

Gross profit (loss) by segment
Homes	$88,000	$1,723,000
Developed lots	(694,400)	1,016,600
Entitled land	(90,600)	3,767,100
Multi-family	(730,900)	—
Fee Build	(439,900)	149,100
Other	(176,600)	(601,100)
Total Gross Profit (Loss)	$(2,044,400)	$6,054,700

The following represents total assets for the Company’s reportable segments at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Homes	$24,450,200	$29,880,500
Developed lots	43,740,300	43,469,900
Entitled land	11,977,500	9,499,600
Multi-family	141,620,700	131,485,900
Fee Build	1,197,200	1,703,200
Unallocated (Shared)	18,982,900	20,127,300
Total Assets	$241,968,800	$236,166,400

17. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$20,112,700	$19,429,800
Estimated loss	(3,911,200)	(3,495,100)
Costs and estimated earnings on uncompleted contracts	16,201,500	15,934,700
Billings to date	16,690,800	16,273,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(489,300)	(338,300)
Provision for loss on contract	(182,900)	(159,100)
Contract Liabilities	$(672,200)	$(497,400)

The contract liabilities were $0.7 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively. The uncollected billings were $1.2 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively.

18. SUBSEQUENT EVENTS

On April 11, 2023, the Company entered into an agreement to rescind its offer for purchase of property for the construction of 33 townhomes located in East Bremerton, Washington for $2.0 million.

On April 25, 2023, the Company entered into a purchase and sale agreement for the sale of 9.64 acres of land located in Port Orchard, Washington for $11.0 million. Closing is expected to take place in Q2 2023.

On May 1, 2023, the Company entered into an amended purchase and sale agreement for the sale of its Mills Crossing multi-family development. As a part of this amendment, the expected closing date changed from on or before April 28, 2023 to on or before June 16, 2023. The amendment also waived all contingencies and increased the non-refundable earnest money to $0.4 million and that earnest money has been released to the Company.

On May 11, 2023, the Company announced that Sterling Griffin, Chief Executive Officer, President and Chairman of the Board of Directors, will be retiring from all roles with the Company effective July 12, 2023. Mr. Griffin will serve as a non-executive strategic advisor through January 12, 2025. In connection with Mr. Griffin’s retirement, the Company and Mr. Griffin entered into a letter agreement on May 11, 2023. Pursuant to the letter agreement, effective July 12, 2023, Mr. Griffin will remain engaged by the Company in a new, non-executive role of Strategic Advisor and provide strategic advisory services as requested by the Board for a period of 18 months ending on January 12, 2025. During such transition period, Mr. Griffin will be paid monthly compensation of $27,777.77 and may receive performance fees for closing sales of certain specified multifamily projects.

The Board expects to appoint Jeffrey Habersetzer, currently the Chief Operating Officer, General Counsel, and Corporate Secretary of the Company, as Interim Chief Executive Officer and Interim President of the Company, effective as of July 12, 2023, to succeed Mr. Griffin. Terms of an agreement with Mr. Habersetzer will be announced when determined by the Board.

The Company also plans to appoint Lance Brown, currently Chief Financial Officer of the Company, as Interim Chief Operating Officer to succeed Mr. Habersetzer, effective as of July 12, 2023. The terms of Mr. Brown’s Employment Agreement will not change other than to add his new title and duties as Chief Operating Officer effective July 12, 2023.

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

•our ability to meet our financial obligations as they become due;
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
•our financial performance;
•our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
•additional factors discussed under Part I - Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”) which are accessible on the SEC’s website at http://www.sec.gov.

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

As a land developer and builder of apartments, and single-family luxury homes, our business strategy is to acquire and develop land strategically based on an understanding of population growth patterns, entitlement restrictions, infrastructure development, and geo-economic forces. We focus on acquiring land with scenic views or convenient access to freeways and public transportation to develop and sell residential lots, new home communities, and multi-story apartment properties within a 20- to 60-minute commute of the nation's fastest-growing metro employment corridors.

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

In an effort to strategically manage the expanding needs of our corporate team, we signed a lease on October 5, 2021 for a new office space in Tacoma, Washington and moved our headquarters in April 2022. This office space is designed with a hybrid workforce in mind.

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

As of May 10, 2023, we own or control 21 communities in Washington, Texas, California, and Florida, containing approximately 2,650 lots or units in various stages of development.

Results of Operations

Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

The following table sets forth the summary statements of operations for the three months ended March 31, 2023 and 2022.

	2023	2022

Sales	$9,181,000	$28,581,000
Cost of sales	(11,225,400)	(22,526,300)
Gross profit (loss)	(2,044,400)	6,054,700
Operating expenses	(2,935,400)	(3,839,300)
Other expense	(1,159,500)	(61,600)
Income tax benefit (expense)	1,277,500	(508,500)
Net income (loss)	$(4,861,800)	$1,645,300

Sales

Our sales decreased by 67.9% to $9.2 million for the three months ended March 31, 2023 as compared to $28.6 million for the three months ended March 31, 2022. Sales decreased in 2023 primarily due to a decrease in the sale of developed lots of $6.6 million, a decrease in home sales of $6.2 million, a decrease in the sale of entitled land of $4.5 million, and a decrease in fee build revenue of $2.4 million. These decreases were partially offset by $0.4 million of rental revenues earned from multi-family projects in the three months ended March 31, 2023. The decreases in developed lots, home, and entitled land sales were mainly due to large prior year sales in California and Washington that did not recur in the three months ended March 31, 2023. The fee build revenue continues to decrease as these fee build projects are nearing completion.

Gross Profit

Our overall gross profit (loss) for the quarter decreased by 133.8% to $(2.0) million for the three months ended March 31, 2023 as compared to $6.1 million for the three months ended March 31, 2022. Gross margin (loss) was (22.3)% for the three months ended March 31, 2023 compared to 21.2% for the three months ended March 31, 2022. The $8.1 million decrease in gross profit and 43.5% decrease in gross margin were primarily due to the non-recurrence of high margin entitled land sales that occurred in 2022, lower margins on home and developed lot sales in 2023, $1.6 million of impairment loss on the Pacific Ridge, Darkhorse, and Bunker Ranch properties, and a decrease in fee build gross profit and gross margin due to additional cost overruns to complete our legacy fee build projects that are nearing completion. The entitled land sales in the three months ended March 31, 2022 provided $3.8 million gross profit dollars at a gross margin of 84.1% which did not recur in the three months ended March 31, 2023. The gross profit for home and developed lot sales, excluding impairment charges, decreased by $1.5 million and $1.1 million, respectively, and the related gross margins decreased to 4.2% and approximately break-even, respectively for the three months ended March 31, 2023.

Operating Expenses

Our operating expenses decreased by 23.5% to $2.9 million for the three months ended March 31, 2023, as compared to $3.8 million for the three months ended March 31, 2022. The $0.9 million decrease in operating expenses was primarily due to continued efforts to reduce our general and administrative costs. The majority of the savings came from reductions of professional fees, insurance expense, depreciation, and stock compensation expense.

Other Income (Expense)

Other income (expense) was $(1.2) million for the three months ended March 31, 2023 as compared to $(0.1) million for the three months ended March 31, 2022. This change is primarily due to $1.2 million of interest expense incurred for the three months ended March 31, 2023, offset by $0.1 million of interest income incurred. The interest expense increased due to borrowings on the revolving line of credit loan we entered into on March 7, 2022.

Net Income (Loss)

Our net income (loss) decreased by 395.5% to $(4.9) million for the three months ended March 31, 2023 as compared to $1.6 million for the three months ended March 31, 2022. The decrease in net income was primarily attributable to a decrease in revenue and gross margins and increases in cost of sales and operating expenses in the three months ended March 31, 2023, as explained above.

Liquidity and Capital Resources

Overview

Our principal uses of capital were operating expenses, land development, single and multi-family construction, the payment of routine liabilities, payments on construction loans and related party construction loans, and financing fees for the revolving line of credit and construction loans. We used funds generated by operations and available borrowings to meet our short-term working capital requirements. We remain focused on generating positive margins in land acquisitions and development operations and home construction operations in order to maintain a strong balance sheet and keep us poised for growth.

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

Real Estate Assets

Our real estate assets increased to $217.8 million as of March 31, 2023 from $205.5 million as of December 31, 2022. This increase was due to an increase in development and construction activities for houses and apartments.

BankUnited Loan Restructuring

As previously reported on a Current Report on Form 8-K on October 28, 2022, and as updated on a Current Report on Form 8-K on January 25, 2023, we were working with BankUnited, N.A. (“BankUnited”) to restructure our Loan (defined below) after failing to meet two financial covenants of the Loan Agreement (defined below), namely the minimum interest coverage ratio and consolidated liquidity covenants.

As previously reported on a Current Report on Form 8-K filed on February 24, 2023, on or about February 23, 2023, we entered into that certain Amendment to the Loan Agreement (the “Amendment”) with BankUnited for the restructuring of the Loan Agreement dated March 7, 2022 (the “Loan Agreement”), which consists of a $22.9 million principal balance (the “Loan”) as of March 31, 2023.

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

i.Not repurchase any of our currently outstanding securities;
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

Liabilities

Liabilities increased to $173.1 million as of March 31, 2023 from $160.6 million as of December 31, 2022. This increase is primarily attributable to an increase in our construction loans of $15.1 million to fund the development of land and construction of houses and apartments and an increase in our dividends payable of $1.3 million. This increase was partially offset by a decrease in our equipment loans of $2.1 million, a decrease in our revolving line of credit loan, net of unamortized debt discount of $1.5 million, and a decrease in accounts payable and accrued expenses of $0.3 million.

Unrestricted Cash Balance

As of March 31, 2023, our unrestricted cash balance was $7.7 million compared to $9.7 million as of December 31, 2022.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $11.6 million as compared to $9.4 million for the three months ended March 31, 2022. The increase in cash used is primarily attributable to an increase in real estate assets of $6.8 million, a decrease in net income (loss) of $6.5 million, a decrease in accounts payable and accrued expense of $5.6 million, and an increase in deferred tax asset of $0.9 million. This was partially offset by a decrease in notes receivable of $12.9 million, a decrease in prepaid expenses and other assets of $2.0 million, and an impairment loss on real estate of $1.6 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $0.1 million as compared to net cash used of $1.0 million for the three months ended March 31, 2022. During the three months ended March 31, 2022, $1.0 million was used for the furniture, fixtures, and leasehold improvements of the new corporate office and purchase of equipment, which did not occur for the three months ended March 31, 2023. For the three months ended March 31, 2023, there was $0.1 million of cash proceeds from the sale of equipment related to fee build and quarry projects.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $9.5 million as compared to net cash provided of $7.1 million for the three months ended March 31, 2022. This increase was primarily caused by an increase in cash provided by construction loans, net of payments of $15.2 million, a decrease in cash used for preferred dividends of $1.4 million, and a decrease in financing fees on the revolving line of credit of $1.1 million. This increase was partially offset by a decrease in cash provided by the revolving line of credit of $12.0 million, an increase in payments on the revolving line of credit of $2.1 million, and payment on equipment loans of $1.6 million.

Cash Resources

Although the expected revenue growth and control of expenses leads management to believe that it is probable that our cash resources will be sufficient to meet our financial obligations as they become due within one year after the date that the financial statements are issued, we may require additional funding to finance the growth of our current and expected future operations as well as to achieve our strategic objectives. There can be no assurance that financing will be available in amounts or terms acceptable to us, if at all. In that event, we would be required to change our growth strategy and seek funding on that basis, though there is no guarantee we will be able to do so. (See Note 1. Nature of Operations and Summary of Significant Accounting Policies.)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Inflation

Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage rates which can significantly affect the affordability of mortgage financing to homebuyers, thereby further decreasing demand. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we may be unable to offset cost increases with higher selling prices.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding revolving line of credit and our construction loans relating to Meadowscape and Bridgeview apartments. The interest rate for our variable rate indebtedness as of March 31, 2023 was equal to the daily simple secured overnight financing rate (SOFR) plus an applicable margin of 4.75% for the line of credit, equal to the SOFR one month rate plus an applicable margin of 7.25% for the Meadowscape construction loan, and equal to the variable prime rate plus an applicable margin of 4.38% for the Bridgeview construction loan. At March 31, 2023, the daily SOFR was 4.87% and one month SOFR was 4.63%. The variable prime rate was 8.00%. A hypothetical 100 basis point increase in the interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $0.2 million for the line of credit and $0.2 million for the two construction loans, respectively. Based on this, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations, or liquidity.

At March 31, 2023, we had outstanding fixed-rate borrowings net of debt discount and financing fees of approximately $107.7 million and outstanding variable-rate borrowings net of debt discount and financing fees of approximately $46.2 million.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	6	$7.42	6	$—
February 1, 2023 - February 28, 2023	153	8.39	153	—
March 1, 2023 - March 31, 2023	6	10.80	6	—
Total	165	—	165	—

(1) Represents shares surrendered to us by employees to satisfy tax withholding obligations arising in connection with the vesting of 479 shares of common stock awarded under our 2020 Restricted Stock Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the year ended December 31, 2022, we failed to meet two financial covenants of the Loan Agreement with BankUnited, N.A. (the “Lender”), dated March 7, 2022 (the “Loan”). Under the Loan, we covenanted that we would not allow our Interest Coverage Ratio as of the last day of each fiscal quarter to be less than 2.50 and that we would not allow our Consolidated Liquidity as of the last day of each fiscal quarter to be less than $5 million. The Interest Coverage Ratio is defined as the ratio of EBITDA for the trailing four quarters to Interest Expense for the trailing four quarters. Consolidated Liquidity is defined as cash and cash equivalents plus marketable securities, plus 30-day short-term receivables minus short-term payables. As of December 31, 2022, we were not in compliance with the minimum interest coverage ratio requirement and consolidated liquidity covenant. Under the Loan, a failure to maintain the required financial covenants is defined as an “Event of Default.” For such Event of Default, the Lender may accelerate all amounts due under the Loan.

On February 23, 2023, we entered into an amended loan agreement (the “Amendment”) with the Lender, whereby the Lender agreed to waive its right to accelerate and declare all of the debt immediately due and owing, based upon the previously disclosed non-compliance with financial covenants resulting in technical default under the loan agreement. Further, the Lender waived the requirement that we comply with certain financial covenants through maturity of the debt. These concessions were made as a result of granting the Lender second mortgage positions for certain properties we own, as well as transferring to the Lender membership certificates pledging certain properties as collateral and perfecting the Lender’s security interest in the pledged LLCs. Additionally, we agreed to make principal reduction payments including paying the Lender $0.6 million on the 20th of every month which otherwise would have been paid to preferred shareholders as a dividend on the preferred stock, and pay to the Lender 25% of all net cash proceeds from asset sales, public offerings of any class of stock or debt, private equity recaptures, or any capital raise. We also agreed that we will not close on any new projects without the Lender's express written consent and will not repurchase any of our outstanding securities. The aforementioned payments will continue to be made until the earlier of March 7, 2024 or until the loan has been paid in full.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10.1	Letter Agreement, dated May 11, 2023, between Harbor Custom Development, Inc. and Sterling Griffin	8-K	10.1	5/11/2023
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1		X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1		X
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: May 15, 2023	By	/s/ Sterling Griffin
Sterling Griffin Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2023	By	/s/ Lance Brown
Lance Brown Chief Financial Officer (Principal Financial and Accounting Officer)