Form 10-Q
period 2023-06-30
Harbor Custom Development, Inc.
filed 2023-08-14
CIK 1784567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
There are 2,329,322 shares of common stock outstanding as of August 9, 2023.

PART I
ITEM 1. FINANCIAL STATEMENTS

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash	$8,330,000	$9,665,300
Restricted Cash	597,600	597,600
Accounts Receivable, net	815,200	1,707,000
Notes Receivable, net	2,115,300	4,525,300
Prepaid Expense and Other Assets	2,064,600	5,318,100
Real Estate	212,072,600	205,478,200
Property and Equipment, net	1,764,600	2,289,500
Right of Use Assets	1,827,400	1,926,100
Deferred Tax Asset	7,311,700	4,659,300
TOTAL ASSETS	$236,899,000	$236,166,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$8,139,900	$14,090,700
Dividends Payable	3,807,400	634,700
Contract Liabilities	378,300	497,400
Deferred Revenue	51,200	52,000
Note Payable - Insurance	73,200	378,500
Revolving Line of Credit Loan, net of Unamortized Debt Discount of $0 and $0.6 million, respectively	18,359,700	24,359,700
Equipment Loans	—	2,057,100
Finance Leases	—	154,500
Construction Loans, net of Unamortized Debt Discount of $1.3 million and $1.9 million, respectively	131,825,600	107,483,700
Construction Loans - Related Party, net of Unamortized Debt Discount of $0 and $0.1 million, respectively	—	8,122,800
Right of Use Liabilities	2,656,400	2,779,400
TOTAL LIABILITIES	165,291,700	160,610,500

COMMITMENTS AND CONTINGENCIES - SEE NOTE 12

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value per share, 10,000,000 shares authorized and 3,799,799 issued and outstanding at June 30, 2023 and December 31, 2022	62,912,100	62,912,100
Common Stock, no par value per share, 50,000,000 shares authorized and 1,802,295 issued and outstanding at June 30, 2023 and 718,835 issued and outstanding at December 31, 2022	39,711,000	35,704,700
Additional Paid In Capital	6,356,600	1,266,300
Retained Earnings (Accumulated Deficit)	(37,372,400)	(24,327,200)
TOTAL STOCKHOLDERS’ EQUITY	71,607,300	75,555,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,899,000	$236,166,400
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Sales	$19,844,500	$10,286,400	$29,025,600	$38,867,400

Cost of Sales	22,764,200	12,218,300	33,989,600	34,744,700

Gross Profit (Loss)	(2,919,700)	(1,931,900)	(4,964,000)	4,122,700

Operating Expenses	2,378,500	3,654,100	5,313,900	7,493,400

Operating Loss	(5,298,200)	(5,586,000)	(10,277,900)	(3,370,700)

Other Income (Expense)
Interest Expense	(530,600)	(356,500)	(1,737,700)	(481,000)
Interest Income	29,300	159,900	102,100	214,900
Gain (Loss) on Sale of Equipment	25,800	(105,500)	(10,400)	(105,500)
Other Income	22,900	400	33,800	8,500
Total Other Expense	(452,600)	(301,700)	(1,612,200)	(363,100)

Loss Before Income Tax	(5,750,800)	(5,887,700)	(11,890,100)	(3,733,800)

Income Tax Benefit	(1,374,800)	(1,378,600)	(2,652,300)	(870,000)

Net Loss	(4,376,000)	(4,509,100)	(9,237,800)	(2,863,800)

Net Loss Attributable to Non-controlling interests	—	—	—	(500)
Preferred Dividends	(1,903,700)	(1,940,000)	(3,807,400)	(3,952,500)

Net Loss Attributable to Common Stockholders	$(6,279,700)	$(6,449,100)	$(13,045,200)	$(6,815,800)

Loss Per Share - Basic	$(3.79)	$(9.20)	$(10.95)	$(10.01)
Loss Per Share - Diluted	$(3.79)	$(9.20)	$(10.95)	$(10.01)

Weighted Average Common Shares Outstanding - Basic	1,657,709	701,215	1,191,752	680,740
Weighted Average Common Shares Outstanding - Diluted	1,657,709	701,215	1,191,752	680,740
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100, except for Loss per Share and Outstanding Share information)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,237,800)	$(2,863,800)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	180,500	639,600
Amortization of right of use assets	98,700	371,400
Loss on sale of equipment	10,400	105,500
Provision for loss on contract	74,200	1,034,900
Impairment loss on real estate	6,289,000	—
Stock compensation	158,700	354,700
Amortization of revolver issuance costs	640,300	182,900
Net change in assets and liabilities:
Accounts receivable	891,800	(849,100)
Contract assets	—	799,800
Notes receivable	2,410,000	(8,874,400)
Prepaid expenses and other assets	3,382,000	598,100
Real estate	(11,271,800)	(31,424,100)
Deferred tax asset	(2,652,300)	(870,000)
Accounts payable and accrued expenses	(5,950,800)	5,047,300
Contract liabilities	(193,200)	—
Deferred revenue	(800)	17,400
Payments on right of use liability, net of incentives	(123,000)	191,400
NET CASH USED IN OPERATING ACTIVITIES	(15,294,100)	(35,538,400)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,741,500)
Proceeds on the sale of equipment	254,300	195,800
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	254,300	(1,545,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans	49,563,200	30,608,500
Payments on construction loans	(25,879,700)	(8,817,000)
Financing fees construction loans	(923,800)	(1,176,000)
Related party construction loans	—	7,458,400
Payments on related party construction loans	(8,177,300)	(7,836,800)
Financing fees related party construction loans	(75,000)	(10,100)
Revolving line of credit loan	—	20,288,900
Payments on revolving line of credit loan	(6,640,300)	—
Financing fees revolving line of credit loan	—	(1,097,700)
Payments on note payable - insurance	(333,900)	(773,300)
Payments on equipment loans	(2,057,100)	(1,133,000)
Payments on financing leases	(74,800)	(38,000)
Preferred dividends	(634,700)	(3,988,700)
Repurchase of common stock	—	(437,700)
Proceeds from common stock offering	602,600	—
Proceeds from pre-funded and common warrants offering	8,335,300	—
Proceeds from exercise of stock options	—	8,600
Proceeds from exercise of warrants	—	413,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,704,500	33,469,900

NET DECREASE IN CASH AND RESTRICTED CASH	(1,335,300)	(3,614,200)

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,262,900	26,226,800

CASH AND RESTRICTED CASH AT END OF PERIOD	$8,927,600	$22,612,600

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$8,350,000	$2,959,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of debt discount capitalized	$1,611,700	$1,050,200
Promissory note issued for earnest money	$300,000	$150,000
Cancellation of promissory note for earnest money	$200,000	$—
Financing of insurance	$28,600	$—
Financing of fixed assets additions	$—	$351,300
Conversion of finance lease to equipment loan	$—	$394,800
Termination of finance leases	$79,700	$—
New right of use obligations	$—	$110,000
Dividends declared but not paid	$3,807,400	$634,600
Conversion of preferred to common stock	$—	$3,595,400
Exercise of pre-funded warrants	$3,403,700	$—
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Shares Issued	No Par	Shares Issued	No Par

Balance, January 1, 2022	657,767	$32,122,700	4,016,955	$66,507,500	$752,700	$1,646,500	$101,029,400	$(1,291,600)	$99,737,800

Preferred Stock Dividends						(2,012,500)	(2,012,500)		(2,012,500)
Exercise of Stock Options	1,081	10,500			(1,900)		8,600		8,600
Stock Compensation Expense	3,011				242,400		242,400		242,400
Dissolution of Non-Controlling Interest						(1,292,100)	(1,292,100)	1,292,100	—
Net Income (Loss)						1,645,800	1,645,800	(500)	1,645,300

Balance, March 31, 2022	661,859	$32,133,200	4,016,955	$66,507,500	$993,200	$(12,300)	$99,621,600	$—	$99,621,600

Preferred Stock Dividends						(1,940,000)	(1,940,000)		(1,940,000)
Stock Compensation Expense	875				112,300		112,300		112,300
Conversion of Preferred stock	60,326	3,595,400	(217,156)	(3,595,400)			—		—
Exercise of Warrants	6,965	413,800					413,800		413,800
Share Repurchase	(12,597)	(437,700)					(437,700)		(437,700)
Net Loss						(4,509,100)	(4,509,100)		(4,509,100)

Balance, June 30, 2022	717,428	$35,704,700	3,799,799	$62,912,100	$1,105,500	$(6,461,400)	$93,260,900	$—	$93,260,900

Balance, January 1, 2023	718,835	$35,704,700	3,799,799	$62,912,100	$1,266,300	$(24,327,200)	$75,555,900	$—	$75,555,900

Preferred Stock Dividends						(1,903,700)	(1,903,700)		(1,903,700)
Stock Compensation Expense	317				83,400		83,400		83,400
Round Up of Shares from Reverse Stock Split	13,093						—		—
Net Loss						(4,861,800)	(4,861,800)		(4,861,800)

Balance, March 31, 2023	732,245	$35,704,700	3,799,799	$62,912,100	$1,349,700	$(31,092,700)	$68,873,800	$—	$68,873,800

Preferred Stock Dividends						(1,903,700)	(1,903,700)		(1,903,700)
Stock Compensation Expense	2,941				75,300		75,300		75,300
Public Offering - Common Stock	160,500	602,600					602,600		602,600
Public Offering - Pre-funded Warrants and Common Warrants					8,335,300		8,335,300		8,335,300
Exercise of Pre-funded Warrants	906,609	3,403,700			(3,403,700)		—		—
Net Loss						(4,376,000)	(4,376,000)		(4,376,000)

Balance, June 30, 2023	1,802,295	$39,711,000	3,799,799	$62,912,100	$6,356,600	$(37,372,400)	$71,607,300	$—	$71,607,300
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100, except for numbers related to Shares Issued)

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

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on The Nasdaq Stock Market LLC (“Nasdaq”) on August 28, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending date, as follows:

Names	Dates of Formation	Attributable Interest
		June 30, 2023	December 31, 2022
Saylor View Estates, LLC*	March 30, 2014	N/A	N/A
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	100%
Tanglewilde, LLC	June 25, 2021	100%	100%
HCDI FL CONDO LLC	July 30, 2021	100%	100%
HCDI Mira, LLC**	August 31, 2021	N/A	N/A
HCDI, Bridgeview LLC	October 28, 2021	100%	100%
HCDI Wyndstone, LLC	September 15, 2021	100%	100%
HCDI Semiahmoo, LLC	December 17, 2021	100%	100%
Mills Crossing, LLC	July 21, 2022	100%	100%
Broadmoor Ventures, LLC	August 24, 2022	100%	100%
GPB Holdings LLC	October 29, 2022	100%	100%
Winding Lane Estate LLC	November 30, 2022	100%	100%
Beacon Studio Farms LLC	March 20, 2023	100%	—%

*Saylor View Estates, LLC was voluntarily dissolved with the State of Washington as of January 20, 2022.
**HCDI Mira, LLC was voluntarily dissolved with the State of Washington as of April 26, 2023.

As of June 30, 2023 and December 31, 2022, the aggregate non-controlling interest was $0 and $0, respectively.

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

All numbers in the financial statements are rounded to the nearest $100, except for numbers related to Shares Issued and Earnings (Loss) per Share (“EPS”) data, and numbers in the notes to the financial statements are rounded to the nearest million, where appropriate.

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

Under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 205-40, the Company’s management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet its financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, the evaluation shall initially not take into consideration the potential mitigating effects of the Company’s plans that have not been fully implemented as of the date the financial statements are issued.

Regarding the first step of this assessment, the Company concluded that under the standards of ASC 205-40, the following conditions raised substantial doubt about the Company’s ability to continue as a going concern: during the year ended December 31, 2022, the Company failed to maintain compliance with certain financial covenants within its loan agreements requiring loan amendment or covenant waivers; it has no borrowing availability under its revolving credit facility; it has significant construction related debt maturing over the next 12 months; it has had significant uses of cash flows from operations over the past two years; it had a $16.9 million net loss during the year ended December 31, 2022, a $4.4 million net loss for the second quarter of 2023, and a net loss of $9.2 million for the six months ended June 30, 2023; and the real estate and construction industries are experiencing declining market conditions which have negatively impacted property valuations as well as financing capabilities and terms.

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
•has $7.7 million of sales closed after June 30, 2023 or under contract as of August 9, 2023 and significant additional assets that are held for sale;
•has construction loans in place;
•met its equity requirement for its Pacific Ridge, Wyndstone, Meadowscape, and Belfair Phase 1 projects;
•substantially completed its fee build contracts;
•shut down its quarry operations, eliminated most of its full time employees in its horizontal infrastructure division, and sold a significant majority of its heavy construction equipment, all of which were directly or indirectly associated with significant net loss generating activities during the year ended December 31, 2022 and the three months ended March 31, 2023; and
•raised net proceeds of $8.9 million from a public offering in May 2023.

Additionally, the Company’s future plans include: raising additional funds through the sales of real estate assets; obtaining new debt financing and/or refinancing existing debt; pulling cash out of one or more of its multi-family properties by obtaining a project level equity partner; and/or raising capital in the private or public equity or debt markets. Based on the properties under contract for sale, interest in the Company’s properties available for sale, its prior track record of raising capital through issuance of debt or sale of equity, and management’s ongoing discussions and negotiations with potential financing partners, management believes it is probable that the Company’s plans will be effectively implemented and probable that those plans will mitigate the previously mentioned conditions and events that raised substantial doubt.

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

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) which establishes financial accounting and reporting standards for stock-based employee and non-employee compensation. It defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

The Company recognizes all forms of share-based payments, including stock option grants, warrants, and restricted stock grants, at their fair value on the grant date.

Options and warrants are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods. The Company accounts for forfeitures of stock options as they occur. When forfeitures occur, the unvested portion of the previously recognized compensation cost is reversed in the period of the forfeiture.

Stock-based compensation expenses are included in operating expenses in the condensed consolidated statement of operations.

For the six months ended June 30, 2023 and 2022 when computing fair value of share-based awards, the Company has considered the following range of assumptions:

	June 30, 2023	June 30, 2022
Risk-free interest rate	4.30%	1.73% - 2.14%
Exercise price	$3.73	$40.00 - $60.00
Expected life of grants in years	6.38	3.93 - 6.50
Expected volatility of underlying stock	43.50%	42.39% - 48.13%
Dividends	—	—

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

2023 Public Offering

On May 18, 2023, the Company closed on a public offering of 160,500 shares of common stock, 1,790,718 pre-funded warrants, and 1,951,218 common warrants for net proceeds of $8.9 million. In addition, upon closing of this public offering, the Company issued to the placement agent 117,073 warrants to purchase shares of common stock.

The pre-funded warrants and common warrants were evaluated in accordance with FASB ASC Topics 480, Distinguishing Liabilities from Equity and 815, Derivatives and Hedging. The Company assessed whether the pre-funded warrants and common warrants are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are mandatorily redeemable, embody obligations to repurchase shares or issue a variable number of shares, are exercisable without any contingent provisions, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company's common stock, and are settled in shares. Based on this assessment, the pre-funded warrants and common warrants were classified as a component of permanent stockholders' equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Company values these equity instruments at issuance and allocated net proceeds from the sale proportionately to the common stock, the pre-funded warrants, and the common warrants. Of the net proceeds, $0.6 million was allocated to common stock, $6.7 million was allocated to pre-funded warrants, $1.6 million was allocated to common warrants, and $0.1 million was allocated to the placement agent warrants.

The common warrants and placement agent warrants were valued using a Black-Scholes pricing model. When computing the fair value of these warrants, the Company used 3.94% as the risk free interest rate, an exercise price of $5.00 or $6.41, an expected life of 2.5 years, and expected volatility of 37.83% as assumptions in the model. (See Note 15. Stockholders’ Equity.)

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

In accordance with FASB ASC topic 260-10-45, pre-funded warrants have been included in the weighted average common shares outstanding number for the purpose of calculating EPS.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per share of common stock for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(6,279,700)	$(6,449,100)	$(13,045,200)	$(6,815,800)
Effect of dilutive securities:	—	—	—	—

Diluted net loss	$(6,279,700)	$(6,449,100)	$(13,045,200)	$(6,815,800)

Denominator:
Weighted average common shares outstanding - basic (b)	1,657,709	701,215	1,191,752	680,740
Dilutive securities (a):
Restricted Stock Awards	—	—	—	—
Options	—	—	—	—
Warrants	—	—	—	—
Convertible Preferred Stock	—	—	—	—

Weighted average common shares outstanding and assumed conversion – diluted	1,657,709	701,215	1,191,752	680,740

Basic net earnings (loss) per common share	$(3.79)	$(9.20)	$(10.95)	$(10.01)

Diluted net earnings (loss) per common share	$(3.79)	$(9.20)	$(10.95)	$(10.01)

(a) - Outstanding anti-dilutive securities excluded:
Unvested restricted stock awards	8,207	14,000	8,207	14,000
Stock options	175,060	22,946	175,060	22,946
Warrants to purchase common stock (20:1) (1)	18,447,564	18,447,564	18,447,564	18,447,564
Warrants to purchase common stock (1:1) (2)	2,068,291	—	2,068,291	—
Convertible preferred stock (3)	3,799,799	3,799,799	3,799,799	3,799,799
Warrants to purchase convertible preferred stock (3)	12,000	12,000	12,000	12,000

(b) - Outstanding shares of Pre-funded warrants included in the weighted average outstanding shares
Pre-funded warrants	884,109	—	884,109	—
(1) The number of outstanding warrants, issued prior to the reverse stock split on March 6, 2023, did not change or split pursuant to the reverse stock split, but the number of shares of common stock issuable upon exercise of these warrants was adjusted based on a 1 to 0.05 ratio.
(2) The number of outstanding warrants issued after the reverse stock split on March 6, 2023 are exercisable for shares of common stock on a 1 to 1 ratio.
(3) Preferred stock and warrants to purchase convertible preferred stock are convertible into common stock on a 0.2778 to 1 ratio.

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

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2023 and December 31, 2022.

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

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides for an allowance for credit losses based upon a review of the outstanding accounts receivable, historical collection information, and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for credit losses was $0 as of June 30, 2023 and December 31, 2022.

Notes Receivable

Notes receivables are recorded at amounts due to the Company according to the contractual terms of the loan agreement. The Company's notes receivables are for the sale of real estate properties or financing the development of the properties prior to acquisition and are each secured by the underlying improved real estate properties.

The Company reviews notes receivable for impairment whenever events or circumstances indicate that the note may not be fully recoverable. Impairment is present when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If management determines an amount to be uncollectible, impairment is measured based on the estimated uncollectible amount less the fair value of the underlying collateral. Impairment is recognized with a valuation allowance against the note receivable with a corresponding charge to bad debt expense under operating expenses. The valuation allowance is written down when the remaining note amount is collected in full. There was no valuation allowance as of June 30, 2023. The valuation allowance was $1.2 million for notes receivable as of December 31, 2022. (See Note 3. Notes Receivable.)

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

The Company capitalized interest from related party borrowings of $0.3 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. The Company capitalized interest from related party borrowings of $0.5 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company capitalized interest from third-party borrowings of $3.3 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively. The Company capitalized interest from third-party borrowings of $6.1 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

The real estate assets classified as held for sale were $47.2 million and $34.4 million as of June 30, 2023 and December 31, 2022, respectively.

In addition to the annual assessment of potential triggering events in accordance with FASB ASC Topic 360, the Company applies a fair value-based impairment test to the net book value of assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

The Company recorded impairment charges of $2.4 million relating to the Pacific Ridge apartments and $2.3 million relating to the Darkhorse lots for the three months ended June 30, 2023. For the six months ended June 30, 2023, the Company recorded impairment charges of $3.2 million, $2.9 million, and $0.2 million relating to the Pacific Ridge apartments, Darkhorse lots, and Bunker Ranch home, respectively. No impairment charges were recorded for the comparable periods in 2022. For the year ended December 31, 2022, the Company recorded impairment charges of $1.2 million and $2.4 million relating to the Winding Lane lots and Pacific Ridge apartments, respectively. These charges are recorded in cost of sales and real estate as presented in Note 5. The Company did not identify any other real estate that qualified for an impairment charge.

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

Revenues from contracts with customers are summarized by category as follows for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Homes	$2,649,000	$8,789,700	$8,698,700	$21,064,200
Developed Lots	1,900,000	—	4,340,400	9,080,000
Entitled Land	—	—	—	4,480,000
Multi-family	15,032,200	—	15,456,400	—
Fee Build	263,300	1,487,800	530,100	4,201,700
Construction Materials	—	8,900	—	41,500
Total Revenue	$19,844,500	$10,286,400	$29,025,600	$38,867,400

Disaggregation of Revenue from Contracts with Customers:

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Performance obligations satisfied at a point in time	$19,581,200	$8,798,600	$28,495,500	$34,665,700
Performance obligations satisfied over time	263,300	1,487,800	530,100	4,201,700
Total Revenue	$19,844,500	$10,286,400	$29,025,600	$38,867,400

Rental Income

Rental income attributable to residential leases has been evaluated under FASB ASC Topic 842, Leases. Rental income is recorded when due from residents and recognized monthly as it was earned. Residential apartment leases may include lease income related to such items as utility recoveries, parking rent, storage rent and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. Leases entered into between a resident and a property for the rental of an apartment unit are generally six months to one year, and typically renewed on a month-to-month basis after the initial term.

Rental income is included as a part of sales on the statement of operations and within the multi-family segment presented in Note 16. Segments. Rental income was $0.8 million and $0 for the three months ended June 30, 2023 and 2022, respectively. Rental income was $1.2 million and $0 for the six months ended June 30, 2023 and 2022, respectively.

Security deposits related to the residential apartment leases are maintained in a checking account, separate from the Company's operating account, in accordance with Washington State laws. These security deposits are recorded within cash and customer deposit liabilities within accounts payable and accrued expenses.

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

Rental expenses, relating to our multi-family rental revenue, are charged to cost of sales as incurred.

Advertising

Advertising expenses, which are expensed as incurred and included in operating expenses, were $0.1 million and $0.1 million for the three months ended June 30, 2023 and 2022. Advertising expenses were $0.2 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

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

The Company calculated the effective tax rate for the six months ended June 30, 2023 and 2022 based on the actual effective tax rate for the year-to-date period.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. There are no uncertain tax positions as of June 30, 2023 and December 31, 2022.

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

In July 2023, the FASB released ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (SEC Update). The FASB issued this update to describe and clarify the amendments as listed above. The Company assessed the amendments related to this update, specifically for topics 205, 505 and 718 and noted that ASU No. 2023-03 does not have an impact on the Company’s condensed financial statements.

Impairment of Property and Equipment

The Company reviews fixed assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of June 30, 2023 and December 31, 2022, there were no impairment losses recognized for fixed assets.

2. CONCENTRATIONS

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances generally exceed the federal insurance limits. Uninsured cash balances were $6.9 million and $8.1 million as of June 30, 2023 and December 31, 2022, respectively.

Revenue Concentrations

Homes

For the three months ended June 30, 2023, two customers each represented 60% and 37% of the home revenue. There were no concentrations in relation to the homes revenue segment for the three months ended June 30, 2022.

For the six months ended June 30, 2023, six customers each represented 19%, 18%, 18%, 17%, 16%, and 11% of the home revenue. There were no concentrations in relation to the homes revenue segment for the six months ended June 30, 2022.

Developed Lots

For the three months ended June 30, 2023, three customers each represented 33%, 21%, and 10% of the developed lots revenue. There were no concentrations in relation to the developed lots revenue segment for the three months ended June 30, 2022.

For the six months ended June 30, 2023, three customers each represented 19%, 15%, and 14% of the developed lots revenue. For the six months ended June 30, 2022, two customers each represented 62% and 26% of the developed lots revenue segment.

Entitled Land

For the three months ended June 30, 2023 and 2022, there were no concentrations in relation to entitled land revenue

For the six months ended June 30, 2023, there were no concentrations in relation to entitled land revenue. For the six months ended June 30, 2022, one customer represented 100% of the entitled land revenue.

Fee Build

One customer represented 100% of fee build revenue for the three and six months ended June 30, 2023 and 2022.

Multi-Family

For the three months ended June 30, 2023, one customer represented 95% of the multi-family revenue. For the six months ended June 30, 2023, one customer represented 92% of the multi-family revenue. There were no concentrations in relation to the multi-family revenue segment for the three and six months ended June 30, 2022.

3. NOTES RECEIVABLE

The outstanding balance of notes receivable amounted to $2.1 million and $4.5 million at June 30, 2023 and December 31, 2022, respectively. These notes arose as financing by the Company for the sale of real estate properties or financing the development of the properties prior to acquisition. These notes are secured by the underlying improved real estate properties and accrue interest at annual rates ranging from 8% to 9%. All payments of principal and interest are due in full between December 1, 2024 and December 20, 2024. Interest income was $0.03 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively. Interest income was $0.1 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

In March 2022, the Company and Noffke Horizon View, LLC entered into a promissory note with a payment in full due on March 31, 2023 of $3.3 million (“the note”) for the sale of land. In March 2023, Noffke Horizon View, LLC notified the Company that they were unable to pay this amount in full by the due date and the Company agreed to settle the note for a reduced amount totaling $2.1 million. The Company recorded a valuation allowance against the note receivable as of December 31, 2022 and the reduced note amount was fully collected during the quarter ended March 31, 2023.

The details of notes receivables, net of a valuation allowance are as follows:

	June 30, 2023	December 31, 2022
Broadmoor Commons LLC	$1,000,300	$1,000,300
Modern Homestead LLC	1,115,000	1,445,000
Noffke Horizon View, LLC	—	2,080,000
Total Notes Receivable, Net	$2,115,300	$4,525,300

4. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, and amortization, consisted of the following:

	June 30, 2023	December 31, 2022
Machinery and Equipment	$44,000	$505,300
Vehicles	—	26,200
Furniture and Fixtures	694,000	695,600
Leasehold Improvements	1,467,000	1,524,000
Total Fixed Assets	2,205,000	2,751,100
Less Accumulated Depreciation	(440,400)	(461,600)
Fixed Assets, Net	$1,764,600	$2,289,500

Depreciation expense was $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively.

Depreciation expense was $0.2 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

5. REAL ESTATE

Real Estate consisted of the following components:

	June 30, 2023	December 31, 2022
Land Held for Development	$39,998,800	$47,166,700
Construction in Progress	124,873,300	123,927,300
Held for Sale	47,200,500	34,384,200
Total Real Estate	$212,072,600	$205,478,200

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Trade Accounts Payable	$6,250,200	$11,472,100
Accrued Compensation, Bonuses, and Benefits	393,300	384,700
Accrued Quarry Reclamation Costs	39,400	76,200
Retainage Payable	381,400	1,130,300
Other Accrued Expenses	1,075,600	1,027,400
Total Accounts Payable and Accrued Expenses	$8,139,900	$14,090,700

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

On February 23, 2023, the Company entered into an amended loan agreement (the “Amendment”) with the Lender, whereby the Lender agreed to waive its right to accelerate and declare all of the debt immediately due and owing, based upon the previously disclosed non-compliance with financial covenants resulting in technical default under the loan agreement. Further, the Lender waived the requirement that the Company comply with certain financial covenants through maturity of the debt. These concessions were made as a result of the Company granting the Lender second mortgage positions for certain properties owned by the Company, as well as transferring to the Lender membership certificates pledging certain properties as collateral and perfecting the Lender’s security interest in the pledged LLCs. Additionally, the Company agreed to make principal reduction payments including paying the Lender $0.6 million on the 20th of every month which otherwise would have been paid to preferred shareholders as a dividend on the preferred stock, and pay to the Lender 25% of all net cash proceeds from asset sales, public offerings of any class of stock or debt, private equity recaptures, or any capital raise. The Company also agreed that it will not close on the purchase of any new projects without the Lender's express written consent and will not repurchase any of its outstanding securities. The aforementioned payments will continue to be made until the earlier of March 7, 2024 or until the loan has been paid in full.

The Company evaluated the Amendment in accordance with ASC 470-50, Debt - Modifications and Extinguishments and applied the borrowing capacity model as it relates to a revolving debt arrangement. Under the Amendment, the Lender is no longer committed and has no further lending obligations to the Company, which reduced the borrowing capacity of available credit to $0. The Company determined that this modification is considered a partial extinguishment and expensed the remaining unamortized debt discount of $0.5 million within interest expense for the six months ended June 30, 2023.

Interest expense was $0.5 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Interest expense was $1.7 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, the revolving line of credit loan balance was $18.4 million and $25.0 million and the unamortized debt discount balance was $0 and $0.6 million, respectively.

8. EQUIPMENT LOANS

Equipment loans consists of the following:

	June 30, 2023	December 31, 2022
Various notes payable to banks and financial institutions with interest rates varying from 0% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $10,500:	$—	$2,057,100
Book value of collateralized equipment:	—	11,800

Future equipment loan maturities at June 30, 2023 are as follows:

Year Ending December 31,

2023 (six months)	$—
2024	—
2025	—
2026	—
Total	$—

Interest expense was $0 and $0.04 million for the three months ended June 30, 2023 and 2022, respectively.

Interest expense was $0.001 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

9. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. Most loans are generally on one to two year terms but will be extended or refinanced if the project is not completed within one to two years and will be due upon the completion of the project. The loans have interest ranging from 7.99% to 13.00%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances related to third party lenders as of June 30, 2023 and December 31, 2022 were $133.1 million and $109.4 million, respectively. The unamortized debt discounts related to these construction loans as of June 30, 2023 and December 31, 2022 were $1.3 million and $1.9 million, respectively. The book value of collateralized real estate as of June 30, 2023 and December 31, 2022 was $212.1 million and $193.1 million, respectively.

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

11. NOTE PAYABLE INSURANCE

The Company purchased Directors & Officers (D&O) insurance on August 28, 2022 for $0.6 million. A down payment of $0.1 million was made and the remaining balance was financed over 11 months. The interest rate on the loan is 4.75%. The loan balance as of June 30, 2023 and December 31, 2022 was $0.1 million and $0.4 million, respectively.

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

On April 21, 2022, the Company entered into a purchase and sale agreement for the purchase of 4.81 acres in Port Orchard, Washington for $2.7 million. Closing is expected to take place in Q4 2023.

On November 15, 2022, the Company entered into a purchase and sale agreement for the purchase of 15.30 acres in Stanwood, Washington for $4.6 million. Closing is expected to take place in Q2 2024.

On April 21, 2023, the Company entered into a purchase and sale agreement for the purchase of 5.15 acres in Arlington, Washington. The purchase price, which is to be determined, will be $12 per usable land square foot but not less than a total of $1.8 million. Closing is expected to take place in Q4 2024.

On May 4, 2023, the Company entered into a purchase and sale agreement for the purchase of 5.24 acres in Arlington, Washington. The purchase price, which is to be determined, will be $12 per usable land square foot but not less than a total of $1.9 million. Closing is expected to take place in Q4 2024.

On May 4, 2023, the Company entered into a purchase and sale agreement for the purchase of 6.38 acres in Arlington, Washington. The purchase price, which is to be determined, will be $12 per usable land square foot but not less than a total of $1.9 million. Closing is expected to take place in Q4 2024.

13. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a former director and minority shareholder, is a partner. These loans were originated between April 2019 and June 2021; the loans generally have a 12 to 24 month maturity, including those that have been extended. The interest rates range between 7.99% and 11.00%. As of June 30, 2023, and December 31, 2022, the outstanding loan balances were $0 and $8.2 million, respectively. For the three months ended June 30, 2023 and 2022, the Company capitalized loan fees of $0 and $0, respectively. For the six months ended June 30, 2023 and 2022, the Company capitalized loan fees of $0.1 million and $0, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of June 30, 2023 and December 31, 2022, there were $0 and $0.1 million of remaining unamortized debt discounts, respectively. The interest is capitalized to real estate as incurred and will be expensed to cost of goods sold when the property is sold. During the three months ended June 30, 2023 and 2022, the Company incurred interest of $0.3 million and $0.3 million, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred interest of $0.5 million and $0.6 million, respectively.

Robb Kenyon resigned as a director of the Company on July 8, 2021.

Due to Related Party

The Company previously utilized a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The materials produced by the quarry and sold by the Company to others were subject to a 25% commission payable to SGRE, LLC, which is 100% owned by the Company’s former Chief Executive Officer and President. The commission expense was recorded in operating expenses. On June 30, 2023 and December 31, 2022, the commission payable was $0 and $0, respectively. The commission expense for the three months ended June 30, 2023 and 2022, was $0 and $0, respectively. For the six months ended June 30, 2023 and 2022, the commission expense was $0 and $0.03 million, respectively. The Company has nearly completed its quarry operations and will no longer incur any commission expenses.

Rental Expense

The Company previously entered into property management agreements with Olympic Management Company (“OMC”), which was owned and operated by a family member related to the Company’s former Chief Executive Officer and President. OMC served as a managing agent for leasing and managing the Company's Mills Crossing, Belfair View, Pacific Ridge, and Wyndstone multi-family properties. The Company paid management fees to OMC, which consisted of service fees of up to $3,000 per month and $500 for each lease of a vacant apartment unit. The Company also reimbursed the payroll, benefits, and other employment costs relating to an office manager, leasing consultant, and maintenance staff employed by OMC for their time incurred in the operations of the property. For the three months ended June 30, 2023 and 2022, the management fees and payroll and benefits incurred and recorded as rental expense within cost of sales were $0.1 million and $0, respectively. The management fees and payroll and benefits incurred and recorded for the six months ended June 30, 2023 and 2022 were $0.3 million and $0, respectively. The Company terminated the agreements with OMC and transitioned to a third party property management company, effective June 7, 2023 for leasing and managing the Company's Belfair, Pacific Ridge, and Wyndstone multi-family properties. Mills Crossing was managed by OMC until it was sold on June 16, 2023.

14. INCOME TAX

The Company’s effective tax rate for the six months ended June 30, 2023 was a benefit of 22.3%, compared to 23.3% for the six months ended June 30, 2022. The Company calculated the effective tax rate for the six months ended June 30, 2023 and 2022 based on the actual effective tax rate for the year-to-date period. The decrease in the effective tax rate for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is driven by the decrease in blended state tax rates and incentive stock compensation.

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considered all evidence, both positive and negative, including the nature, frequency, and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. As of June 30, 2023, and December 31, 2022, the Company had no valuation allowance recorded.

15. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value per share. At June 30, 2023, the Company has 1,802,295 shares of common stock issued and outstanding.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription, or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, no par value per share. As of June 30, 2023, the Company has 3,799,799 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding. The holders of the Series A Preferred Shares are entitled to receive dividends at $2.00 per share per annum which are paid monthly in arrears starting June 30, 2021. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the Board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each Series A Preferred Share, together with accrued but unpaid dividends, is convertible into 0.2778 shares of common stock (subject to adjustment) at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends in the amount of $2.00 per share per annum, which is equivalent to 8% of the $25.00 liquidation preference per share. The Company has accrued dividends of $3.8 million as of June 30, 2023. The Company had accrued dividends of $0.6 million as of December 31, 2022 which were paid to the shareholders on January 20, 2023.

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

2023 Public Offering

On May 16, 2023, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a public offering (the “Offering”) (i) 160,500 shares (the “Shares”) of common stock of the Company, no par value (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,790,718 shares of Common Stock and (iii) warrants to purchase up to 1,951,218 shares of Common Stock (the “Warrants” and collectively with the Shares and the Pre-Funded Warrants, the “Securities”) at a combined public offering price of $5.125 per share of Common Stock and accompanying Warrant or $5.1249 per Pre-Funded Warrant and accompanying Warrant. On May 18, 2023, the Company closed on the Offering. The net proceeds after deducting Offering costs were $8.9 million. In addition, upon the closing the Offering, the Company issued to the placement agent warrants to purchase 117,073 shares of common stock with an exercise price of $6.41 per share of common stock for a term of five years beginning on May 18, 2023, all of which vested immediately upon closing. The net proceeds allocated to each of these instruments were $0.6 million for common stock, $6.7 million for Pre-Funded Warrants, $1.6 million for Warrants, and $0.1 million for placement agent warrants.

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

Repurchase of Equity Securities

On May 10, 2022, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock. The amount of the repurchase program represented approximately 15% of the outstanding shares of the Company’s common stock valued at the closing price on May 10, 2022. During the six months ended June 30, 2023, the Company did not repurchase any shares of common stock.

As a part of the amended loan agreement reached with BankUnited, N.A. on February 23, 2023, the Company agreed that it will not repurchase any of its currently outstanding securities.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2023	37,546	$41.51
Exercisable – January 1, 2023	19,696	$55.55
Granted	140,000	$3.73
Exercised	—	$—
Forfeited/Cancelled	(2,486)	$19.15
Outstanding – June 30, 2023	175,060	$11.61
Exercisable – June 30, 2023	20,635	$57.57

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.73 - $130.00	175,060	9.44	$11.61	20,635	$57.57

During the six months ended June 30, 2023, 140,000 options were issued to officers of the Company. These options have an exercise price of $3.73 per share and a term of ten years. One half of these options will vest upon the filing of the Company's next Form 10-K with the U.S. Securities and Exchange Commission, with the remainder to vest in equal proportions upon the first and second anniversary of said filing. The options have an aggregated fair value of approximately $0.3 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the six months ended June 30, 2022, the Company issued 1,500 options to employees. These options have an exercise price between $40.00 and $41.80 per share, a term of ten years, and vest over one or three years. The options have an aggregated fair value of approximately $0.03 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

The Company recognized share-based compensation net of forfeitures related to options of $0.02 million and $0.02 million for the three months ended June 30, 2023 and 2022, respectively. The Company recognized share-based compensation net of forfeitures related to options of $0.05 million and $0.04 million for the six months ended June 30, 2023 and 2022, respectively.

On June 30, 2023, unrecognized share-based compensation was $0.4 million.

The intrinsic value for outstanding and exercisable options as of June 30, 2023 was $0. The intrinsic value for outstanding and exercisable options as of June 30, 2022 was $0.1 million and $0.1 million.

(B) Warrants

The following is a summary of the Company’s common stock warrant activity, for warrants that are exercisable at a 20-1 ratio to common stock:

	Warrants*	Weighted Average Exercise Price
Outstanding – January 1, 2023	18,447,564	$3.47
Exercisable – January 1, 2023	18,380,897	$3.47
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – June 30, 2023	18,447,564	$3.47
Exercisable – June 30, 2023	18,397,564	$3.47
*As a result of the Reverse Stock Split, each warrant now entitles the holder to purchase one-twentieth (0.05) of one share of common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $7.50	18,447,564	3.19	$3.47	18,397,564	$3.47

During the six months ended June 30, 2023, the Company did not issue any warrants with a 20 to 1 ratio. During the six months ended June 30, 2022, the Company issued 100,000 warrants in connection with investor relation services being performed. The warrants have an exercise price of $3.00 per warrant, a term of five years, and vest over three years. The fair value of these warrants is $0.1 million as of June 30, 2022.

The intrinsic value for outstanding and exercisable warrants as of June 30, 2023 was $0. The intrinsic value for outstanding and exercisable warrants as of June 30, 2022 was $0.02 million.

The following is a summary of the Company’s common stock warrant activity, for warrants that are exercisable at a 1 to 1 ratio to common stock:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2023	—	$—
Exercisable – January 1, 2023	—	$—
Granted	2,068,291	$5.08
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – June 30, 2023	2,068,291	$5.08
Exercisable – June 30, 2023	2,068,291	$5.08

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 - $6.41	2,068,291	4.89	$5.08	2,068,291	$5.08

During the six months ended June 30, 2023, the Company issued 2,068,291 warrants in connection with the Offering. The warrants have an exercise price between $5.00 and $6.41 per warrant, a term of five years, and vested immediately. The fair value of these warrants was $1.8 million before the net proceed allocations.

The intrinsic value for outstanding and exercisable warrants as of June 30, 2023 was $0.

The following is a summary of the Company’s preferred stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2023	12,000	$24.97
Exercisable – January 1, 2023	12,000	$24.97
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – June 30, 2023	12,000	$24.97
Exercisable – June 30, 2023	12,000	$24.97

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$24.97	12,000	2.95	$24.97	12,000	$24.97

During the six months ended June 30, 2023 and June 30, 2022, the Company did not issue any preferred warrants.

The intrinsic value for outstanding and exercisable preferred warrants as of June 30, 2023 was $0. The intrinsic value for outstanding and exercisable preferred warrants as of June 30, 2022 was $0.

(C) Pre-Funded Warrants

The following is a summary of the Pre-Funded Warrant activity:

	Pre-Funded Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2023	—	$—
Exercisable – January 1, 2023	—	$—
Granted	1,790,718	$0.0001
Exercised	(906,609)	$0.0001
Forfeited/Cancelled	—	$—
Outstanding – June 30, 2023	884,109	$0.0001
Exercisable – June 30, 2023	884,109	$0.0001

During the six months ended June 30, 2023, the Company issued Pre-Funded Warrants to purchase 1,790,718 shares of common stock in connection with the Offering. The Pre-Funded Warrants have an exercise price of $0.0001 per Pre-Funded Warrant, and are exercisable at any time after their original issuance at the option of the holder, subject to certain restrictions. The fair value of these Pre-Funded Warrants was $7.6 million before the net proceed allocations.

During the six months ended June 30, 2023, Pre-Funded Warrants were exercised for 906,609 shares of common stock.

The carrying value of the outstanding Pre-Funded Warrants was $3.3 million as of June 30, 2023.

(D) Restricted Stock Plan

The following is a summary of the Company’s restricted stock activity:

	Restricted Stock	Weighted Average Fair Value
Non Vested Balance - January 1, 2023	12,000	$38.48
Granted	—	$—
Vested	3,793	$38.54
Forfeited/Cancelled	—	$—
Non Vested Balance - June 30, 2023	8,207	$38.45

The Company periodically grants restricted stock awards to the Board of Directors and certain employees pursuant to the 2020 Plan. These typically are awarded by the Compensation Committee at one time and from time to time, to vest over one to three years, unless otherwise determined by the Compensation Committee.

The Company recognized $0.05 million and $0.1 million of share-based compensation during the three months ended June 30, 2023 and 2022, respectively. The Company recognized $0.1 million and $0.3 million of share-based compensation during the six months ended June 30, 2023 and 2022, respectively.

On June 30, 2023, there was $0.3 million of unrecognized compensation related to non-vested restricted stock.

16. SEGMENTS

In accordance with FASB ASC Topic 280, Segment Reporting, an operating segment is defined as a component of an enterprise for which discrete financial information is available and reviewed regularly by the chief operating decision maker (“CODM”), or decision making group, to evaluate performance and make operating decisions.

The Company identified its CODM group as its two executive officers, the interim Chief Executive Officer and Chief Accounting Officer. In determining the reportable segments, the CODM group considers similar economics and characteristics including product types, construction processes, customer type, regulatory environments, and underlying demand and supply.

The Company’s business is organized into five material reportable segments which aggregate 100% of sales for the six months ended June 30, 2023:

1) Homes;
2) Developed Lots;
3) Entitled Land;
4) Multi-family; and
5) Fee Build.

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents sales, cost of sales, and gross profit (loss) information for the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by segment
Homes	$2,649,000	$8,789,700	$8,698,700	$21,064,200
Developed Lots	1,900,000	—	4,340,400	9,080,000
Entitled land	—	—	—	4,480,000
Multi-family	15,032,200	—	15,456,400	—
Fee Build	263,300	1,487,800	530,100	4,201,700
Other	—	8,900	—	41,500
Total Sales	$19,844,500	$10,286,400	$29,025,600	$38,867,400

Cost of goods sold by segment
Homes	$2,522,600	$7,104,600	$8,484,200	$17,656,100
Developed Lots	4,104,900	(6,400)	7,239,600	8,057,000
Entitled land	246,800	—	337,400	712,900
Multi-family	15,619,400	2,100	16,774,600	2,100
Fee Build	262,600	4,654,600	969,300	7,219,500
Other	7,900	463,400	184,500	1,097,100
Total Cost of Sales	$22,764,200	$12,218,300	$33,989,600	$34,744,700

Gross profit (loss) by segment
Homes	$126,400	$1,685,100	$214,500	$3,408,100
Developed Lots	(2,204,900)	6,400	(2,899,200)	1,023,000
Entitled land	(246,800)	—	(337,400)	3,767,100
Multi-family	(587,200)	(2,100)	(1,318,200)	(2,100)
Fee Build	700	(3,166,800)	(439,200)	(3,017,800)
Other	(7,900)	(454,500)	(184,500)	(1,055,600)
Total Gross Profit (Loss)	$(2,919,700)	$(1,931,900)	$(4,964,000)	$4,122,700

The following represents total assets for the Company’s reportable segments at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Homes	$26,420,700	$29,880,500
Developed lots	43,201,200	43,469,900
Entitled land	7,638,500	9,499,600
Multi-family	138,040,000	131,485,900
Fee Build	762,700	1,703,200
Unallocated (Shared)	20,835,900	20,127,300
Total Assets	$236,899,000	$236,166,400

17. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$20,473,300	$19,429,800
Estimated loss	(3,966,300)	(3,495,100)
Costs and estimated earnings on uncompleted contracts	16,507,000	15,934,700
Billings to date	16,800,400	16,273,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(293,400)	(338,300)
Provision for loss on contract	(84,900)	(159,100)
Contract Liabilities	$(378,300)	$(497,400)

The contract liabilities were $0.4 million and $0.5 million as of June 30, 2023 and December 31, 2022, respectively. The uncollected billings were $0.8 million and $1.7 million as of June 30, 2023 and December 31, 2022, respectively.

18. SUBSEQUENT EVENTS

Effective July 12, 2023, Jeffrey Habersetzer was appointed as Interim Chief Executive Officer and Interim President of the Company. Also effective July 12, 2023, Mr. Habersetzer stepped down from his positions of General Counsel and Corporate Secretary. Mr. Habersetzer retains his position as Chief Operating Officer. The terms of Mr. Habersetzer’s Employment Agreement will not change other than to add his new title and duties as Interim Chief Executive Officer and Interim President effective July 12, 2023.

Effective July 12, 2023, Yoshi Niino was appointed as Chief Accounting Officer of the Company and assumed the duties of the Company’s principal financial officer and principal accounting officer.

Effective July 12, 2023, James Burton was appointed as the Corporate Secretary of the Company.

Subsequent to June 30, 2023, Pre-Funded Warrants were exercised by investors for 527,000 shares of common stock, which had a carrying value of $2.0 million. As of August 9, 2023, there are 357,109 Pre-Funded Warrants outstanding and exercisable.

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

As a builder of apartments, single-family luxury homes, and land developer, our business strategy is to acquire and develop land strategically based on an understanding of population growth patterns, entitlement restrictions, infrastructure development, and geo-economic forces. We focus on acquiring land with scenic views or convenient access to freeways and public transportation to develop and sell residential lots, new home communities, and multi-story apartment properties within a 20- to 60-minute commute of the nation's fastest-growing metro employment corridors.

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

As of August 9, 2023, we own or control 21 communities in Washington, Texas, California, and Florida, containing approximately 2,846 lots or units in various stages of development.

Results of Operations

Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

The following table sets forth the summary statements of operations for the three months ended June 30, 2023 and 2022.

	2023	2022

Sales	$19,844,500	$10,286,400
Cost of sales	(22,764,200)	(12,218,300)
Gross profit (loss)	(2,919,700)	(1,931,900)
Operating expenses	(2,378,500)	(3,654,100)
Other income (expense)	(452,600)	(301,700)
Income tax benefit (expense)	1,374,800	1,378,600
Net income (loss)	$(4,376,000)	$(4,509,100)

Sales

Our sales increased by 92.9% to $19.8 million for the three months ended June 30, 2023 as compared to $10.3 million for the three months ended June 30, 2022. This increase was primarily due to the sale of the Mills Crossing townhomes in Bremerton, Washington for $14.3 million, and $1.9 million of lot sales in California and Texas in the three months ended June 30, 2023, which were partially offset by decreases in home sales of $6.1 million and fee build revenue of $1.2 million. The decrease in home sales was due to three fewer homes sold in Texas in the three months ended June 30, 2023 and sale of the last two remaining homes in Washington in the three months ended June 30, 2022. The fee build revenue continued to decrease as the fee build projects are nearing completion.

Gross Profit (Loss)

Our overall gross loss for the quarter increased by 51.1% to $(2.9) million for the three months ended June 30, 2023 as compared to $(1.9) million for the three months ended June 30, 2022. Gross margin loss was (14.7)% for the three months ended June 30, 2023 compared to (18.8)% for the three months ended June 30, 2022. The $1.0 million increase in gross loss was primarily due to $4.7 million of additional impairment losses recorded on the Pacific Ridge and Darkhorse properties and decrease in home profit of $1.6 million or 14.4% gross margin decrease as compared to the three months ended June 30, 2022. These were partially offset by $1.5 million gross profit at 10.2% gross margin from the sale of Mills Crossing townhomes and non-recurrence of significant losses from our legacy fee build projects in 2023. The 4.1% gross margin improvement was due to the increase in sales and non-recurrence of fee build losses, partially offset by impairment charges.

Operating Expenses

Our operating expenses decreased by 34.9% to $2.4 million for the three months ended June 30, 2023, as compared to $3.7 million for the three months ended June 30, 2022. The $1.3 million decrease in operating expenses was primarily due to our reduction in general and administrative costs. The majority of the savings came from reductions of compensation costs, depreciation, insurance expense, right of use expense, and professional fees.

Other Income (Expense)

Other income (expense) was $(0.5) million for the three months ended June 30, 2023 as compared to $(0.3) million for the three months ended June 30, 2022. This change is primarily due to $0.5 million of interest expense incurred on the revolving line of credit for the three months ended June 30, 2023 as compared to $0.3 million of interest expense incurred on the revolving line of credit for the three months ended June 30, 2022.

Net Income (Loss)

Our net loss decreased by 3.0% to $(4.4) million for the three months ended June 30, 2023 as compared to $(4.5) million for the three months ended June 30, 2022. The slight decrease in net loss is due to an increase in sales and decrease in operating expenses, partially offset by an increase in cost of sales in the three months ended June 30, 2023, as explained above.

Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

The following table sets forth the summary statements of operations for the six months ended June 30, 2023 and 2022.

	2023	2022

Sales	$29,025,600	$38,867,400
Cost of sales	(33,989,600)	(34,744,700)
Gross profit (loss)	(4,964,000)	4,122,700
Operating expenses	(5,313,900)	(7,493,400)
Other income (expense)	(1,612,200)	(363,100)
Income tax benefit (expense)	2,652,300	870,000
Net income (loss)	$(9,237,800)	$(2,863,800)

Sales

Our sales decreased by 25.3% to $29.0 million for the six months ended June 30, 2023 as compared to $38.9 million for the six months ended June 30, 2022. This decrease was primarily due to decreases in sales of homes of $12.4 million, developed lots of $4.7 million, entitled land of $4.5 million, and fee build of $3.7 million, partially offset by increase in multi-family revenue of $15.5 million. The decreases in sales of homes, developed lots, and entitled land were mainly due to large prior year sales in California and Washington that did not recur in the six months ended June 30, 2023. The fee build revenue continued to decrease as the fee build projects are nearing completion. The increases in multi-family revenue were due to the sale of Mills Crossing townhomes for $14.3 million and $1.2 million of rental revenue from four multi-family properties.

Gross Profit (Loss)

Our overall gross profit (loss) for the six months ended June 30, 2023 decreased by 220.4% to $(5.0) million for as compared to $4.1 million for the six months ended June 30, 2022. Gross margin (loss) was (17.1)% for the six months ended June 30, 2023 compared to 10.6% for the six months ended June 30, 2022. The $(9.1) million decrease in gross profit was primarily due to decreases in entitled land gross profit of $(4.1) million, developed lots gross profit of $(3.9) million, home gross profit of $(3.2) million and gross loss from multi-family of $(1.3) million, partially offset by a decrease in fee build gross loss of $2.6 million. The (27.7)% decrease in gross margin was primarily driven by non-recurrence of high margin land, developed lot, and home sales, including a $2.9 million impairment loss related to the Darkhorse property, and a $3.2 million impairment loss incurred on the Pacific Ridge apartment project. These gross margin declines were partially offset by $(3.0) million gross loss due to cost overruns with fee build projects in 2022 that did not recur in 2023 and $1.5 million gross profit from the sale of Mills Crossing townhomes in the six months ended June 30, 2023.

Operating Expenses

Our operating expenses decreased by 29.1% to $5.3 million for the six months ended June 30, 2023, as compared to $7.5 million for the six months ended June 30, 2022. The $2.2 million decrease in operating expenses was primarily due to continued efforts to reduce our general and administrative costs. The majority of the savings came from reductions of compensation costs, depreciation, insurance expense, professional fees, and right of use expense.

Other Income (Expense)

Other income (expense) was $(1.6) million for the six months ended June 30, 2023 as compared to $(0.4) million for the six months ended June 30, 2022. This change is primarily due to $1.7 million of interest expense incurred on the revolving line of credit for the six months ended June 30, 2023, compared to $0.4 million of interest expense incurred on the revolving line of credit for six months ended June 30, 2022.

Net Income (Loss)

Our net loss increased by 222.6% to $(9.2) million for the six months ended June 30, 2023 as compared to $(2.9) million for the six months ended June 30, 2022. The increase in net loss was primarily attributable to decreases in revenue and gross profit, partially offset by a decrease in operating expenses in the six months ended June 30, 2023, as explained above.

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

We intend to finance future property acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity, secured and unsecured corporate level debt, property level debt and mortgage financing, property level equity, and other public, private, or bank debt.

Real Estate Assets

Our real estate assets increased to $212.1 million as of June 30, 2023 from $205.5 million as of December 31, 2022. This increase was primarily due to an increase in development and construction activities for houses and apartments.

BankUnited Loan Restructuring

We restructured our Loan (defined below) with BankUnited, N.A. (“BankUnited”) after failing to meet two financial covenants of the Loan Agreement (defined below), namely the minimum interest coverage ratio and consolidated liquidity covenants. On or about February 23, 2023, we entered into that certain Amendment to the Loan Agreement (the “Amendment”) with BankUnited for the restructuring of the Loan Agreement dated March 7, 2022 (the “Loan Agreement”), the principal balance being $18.4 million as of June 30, 2023 (the “Loan”).

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

The aforementioned payments will continue to be made until the earlier of: (i) March 7, 2024 or (ii) the Loan has been repaid in full. If we fail to make any of the payments or meet any of the agreed upon conditions, such failure will constitute an event of default under the Loan Agreement. BankUnited has no further lending obligations to us. We have met all of the agreed upon conditions and payments.

Liabilities

Liabilities increased to $165.3 million as of June 30, 2023 from $160.6 million as of December 31, 2022. This increase is primarily attributable to an increase in our construction loans of $16.2 million to fund the development of land and construction of houses and apartments and an increase in our dividends payable of $3.2 million. This increase was partially offset by a decrease in our revolving line of credit loan of $6.0 million, a decrease in accounts payable and accrued expenses of $6.0 million, and a decrease in our equipment loans of $2.1 million.

Unrestricted Cash Balance

As of June 30, 2023, our unrestricted cash balance was $8.3 million compared to $9.7 million as of December 31, 2022.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $15.3 million as compared to $35.5 million for the six months ended June 30, 2022. The decrease in cash used is primarily attributable to a decrease in real estate assets of $20.2 million, an increase in notes receivable of $11.3 million, an impairment loss on real estate of $6.3 million, an increase in prepaid expenses and other assets of $2.8 million, and an increase in accounts receivable of $1.7 million. This was partially offset by an increase in net loss of $6.4 million, a decrease in accounts payable and accrued expense of $11.0 million, and an increase in deferred tax asset change of $1.8 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $0.3 million as compared to net cash used of $1.5 million for the six months ended June 30, 2022. During the six months ended June 30, 2022, $1.7 million was used for furniture, fixtures, and leasehold improvements for the new corporate office and purchase of equipment, which did not recur in the six months ended June 30, 2023. For the six months ended June 30, 2023, there was $0.3 million of cash proceeds from the sale of equipment related to fee build and quarry projects.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $13.7 million as compared to net cash provided of $33.5 million for the six months ended June 30, 2022. This decrease was primarily caused by a decrease in cash provided by the revolving line of credit of $20.3 million, an increase in payments on the revolving line of credit of $6.6 million, a decrease in related party construction loans, net of payments of $7.8 million, and an increase in payment on equipment loans of $0.9 million. This decrease was partially offset by an increase in cash provided from the public offering of $8.9 million, an increase in cash provided by construction loans net of payments of $1.9 million, a decrease in cash used for preferred dividends of $3.4 million, and a decrease in financing fees on the revolving line of credit of $1.1 million.

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

Inflation

Our operations can be adversely impacted by inflation, primarily from higher land, financing, labor, material, and construction costs. In addition, inflation can lead to higher mortgage interest rates which can significantly affect the affordability of mortgage financing to homebuyers, thereby further decreasing demand. While we attempt to pass on cost increases to customers through increased prices, when weak housing market conditions exist, we may be unable to offset cost increases with higher selling prices.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding revolving line of credit and our construction loans relating to the Meadowscape and Bridge View apartments. The interest rate for our variable rate indebtedness as of June 30, 2023 was equal to the daily simple secured overnight financing rate (“SOFR”) plus an applicable margin of 4.75% for the line of credit, equal to the SOFR one month rate plus an applicable margin of 7.25% for the Meadowscape construction loan, and equal to the variable prime rate plus an applicable margin of 4.38% for the Bridge View construction loan. At June 30, 2023, the daily SOFR was 5.09% and one month SOFR was 5.07%. The variable prime rate was 8.25%. A hypothetical 100 basis point increase in the interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $0.2 million for the line of credit and $0.3 million for the two construction loans, respectively. Based on this, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations, or liquidity.

At June 30, 2023, we had outstanding fixed-rate borrowings net of debt discount and financing fees of approximately $101.7 million and outstanding variable-rate borrowings net of debt discount and financing fees of approximately $48.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our interim Chief Executive Officer and interim President and Chief Accounting Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, our interim Chief Executive Officer and interim President and Chief Accounting Officer concluded that our disclosure controls and procedures are operating effectively.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2023 - April 30, 2023	6	$4.34	6	$—
May 1, 2023 - May 31, 2023	360	4.44	360	—
June 1, 2023 - June 30, 2023	6	3.94	6	—
Total	372	—	372	—

(1) Represents shares surrendered to us by employees to satisfy tax withholding obligations arising in connection with the vesting of 1,063 shares of common stock awarded under our 2020 Restricted Stock Plan.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1		X
31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2		X
32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1		X
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: August 14, 2023	By	/s/ Jeffrey Habersetzer
Jeffrey Habersetzer Interim Chief Executive Officer and Interim President (Principal Executive Officer)

Date: August 14, 2023	By	/s/ Yoshi Niino
Yoshi Niino Chief Accounting Officer (Principal Financial and Accounting Officer)