Form 10-Q
period 2023-09-30
Harbor Custom Development, Inc.
filed 2023-11-14
CIK 1784567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No
There are 2,329,322 shares of common stock outstanding as of November 9, 2023.

PART I
ITEM 1. FINANCIAL STATEMENTS

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash	$8,051,300	$9,665,300
Restricted Cash	597,600	597,600
Accounts Receivable	184,100	1,707,000
Notes Receivable, net	1,060,000	4,525,300
Prepaid Expense and Other Assets	1,755,100	5,318,100
Real Estate	208,860,500	205,478,200
Property and Equipment, net	1,683,900	2,289,500
Right of Use Assets	1,788,500	1,926,100
Deferred Tax Asset, net	—	4,659,300
TOTAL ASSETS	$223,981,000	$236,166,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$7,527,900	$14,090,700
Dividends Payable	5,711,100	634,700
Contract Liabilities	319,200	497,400
Deferred Revenue	49,200	52,000
Note Payable - Insurance	356,000	378,500
Revolving Line of Credit Loan, net of Unamortized Debt Discount of $0 and $0.6 million, respectively	14,858,100	24,359,700
Equipment Loans	—	2,057,100
Finance Leases	—	154,500
Construction Loans, net of Unamortized Debt Discount of $1.2 million and $1.9 million, respectively	141,101,200	107,483,700
Construction Loans - Related Party, net of Unamortized Debt Discount of $0 and $0.1 million, respectively	—	8,122,800
Right of Use Liabilities	2,605,800	2,779,400
TOTAL LIABILITIES	172,528,500	160,610,500

COMMITMENTS AND CONTINGENCIES - SEE NOTE 12

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value per share, 10,000,000 shares authorized and 3,799,799 issued and outstanding at September 30, 2023 and December 31, 2022	62,912,100	62,912,100
Common Stock, no par value per share, 50,000,000 shares authorized and 2,329,322 issued and outstanding at September 30, 2023 and 718,835 issued and outstanding at December 31, 2022	41,689,500	35,704,700
Additional Paid In Capital	4,401,600	1,266,300
Retained Earnings (Accumulated Deficit)	(57,550,700)	(24,327,200)
TOTAL STOCKHOLDERS’ EQUITY	51,452,500	75,555,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,981,000	$236,166,400
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100, except for shares authorized and outstanding)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Sales	$5,536,300	$11,748,500	$34,561,900	$50,616,000

Cost of Sales	13,786,500	11,310,800	47,776,100	46,055,400

Gross Profit (Loss)	(8,250,200)	437,700	(13,214,200)	4,560,600

Operating Expenses	2,387,100	4,523,800	7,701,000	12,017,200

Operating Loss	(10,637,300)	(4,086,100)	(20,915,200)	(7,456,600)

Other Income (Expense)
Interest Expense	(420,700)	(565,800)	(2,158,400)	(1,046,800)
Interest Income	25,500	163,900	127,600	378,900
Loss on Sale of Equipment	(9,600)	(12,600)	(20,000)	(118,100)
Other Income	9,200	18,000	43,000	26,200
Total Other Expense	(395,600)	(396,500)	(2,007,800)	(759,800)

Loss Before Income Tax	(11,032,900)	(4,482,600)	(22,923,000)	(8,216,400)

Income Tax Expense (Benefit)	7,241,700	(1,067,800)	4,589,400	(1,937,800)

Net Loss	(18,274,600)	(3,414,800)	(27,512,400)	(6,278,600)

Net Loss Attributable to Non-controlling interests	—	—	—	(600)
Preferred Dividends	(1,903,700)	(1,903,700)	(5,711,100)	(5,856,200)

Net Loss Attributable to Common Stockholders	$(20,178,300)	$(5,318,500)	$(33,223,500)	$(12,134,200)

Loss Per Share - Basic	$(7.51)	$(7.41)	$(19.60)	$(17.51)
Loss Per Share - Diluted	$(7.51)	$(7.41)	$(19.60)	$(17.51)

Weighted Average Common Shares Outstanding - Basic	2,686,426	717,545	1,695,452	693,143
Weighted Average Common Shares Outstanding - Diluted	2,686,426	717,545	1,695,452	693,143
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100, except for Loss per Share and Outstanding Share information)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,512,400)	$(6,278,600)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	260,100	1,022,200
Amortization of right of use assets	137,600	440,300
Loss on sale of equipment	20,000	119,800
Provision for loss on contract	100,500	421,400
Impairment loss on notes and related interest receivable	—	898,400
Impairment loss on real estate	12,829,000	—
Stock compensation	182,200	473,800
Amortization of revolver issuance costs	640,300	320,100
Net change in assets and liabilities:
Accounts receivable	1,522,900	(4,390,400)
Contract assets	—	2,167,200
Notes receivable	3,465,300	(8,524,600)
Prepaid expenses and other assets	3,855,600	328,400
Real estate	(13,894,100)	(56,179,400)
Deferred tax asset	4,659,300	(1,937,800)
Accounts payable and accrued expenses	(6,562,800)	2,677,600
Contract liabilities	(278,600)	475,300
Deferred revenue	(2,700)	19,100
Payments on right of use liability, net of incentives	(173,600)	349,600
NET CASH USED IN OPERATING ACTIVITIES	(20,751,400)	(67,597,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,808,000)
Proceeds on the sale of equipment	245,800	194,400
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	245,800	(1,613,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans	61,953,600	65,240,900
Payments on construction loans	(28,810,500)	(16,080,500)
Financing fees construction loans	(1,563,400)	(2,304,000)
Related party construction loans	—	8,576,500
Payments on related party construction loans	(8,177,300)	(13,220,500)
Financing fees related party construction loans	(75,000)	(23,600)
Revolving line of credit loan	—	24,788,900
Payments on revolving line of credit loan	(10,141,900)	—
Financing fees revolving line of credit loan	—	(1,097,700)
Payments on note payable - insurance	(465,300)	(956,400)
Payments on equipment loans	(2,057,100)	(1,655,300)
Payments on financing leases	(74,800)	(70,700)
Preferred dividends	(634,700)	(5,892,400)
Repurchase of common stock	—	(437,700)
Proceeds from common stock offering	602,600	—
Proceeds from pre-funded and common warrants offering	8,335,400	—
Proceeds from exercise of stock options	—	8,600
Proceeds from exercise of common warrants	—	413,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,891,600	57,289,900

NET DECREASE IN CASH AND RESTRICTED CASH	(1,614,000)	(11,921,300)

CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	10,262,900	26,226,800

CASH AND RESTRICTED CASH AT END OF PERIOD	$8,648,900	$14,305,500

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$12,239,000	$5,350,400

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Amortization of debt discount capitalized	$2,317,300	$1,617,300
Promissory note issued for earnest money	$300,000	$—
Cancellation of promissory note for earnest money	$450,000	$—
Financing of insurance	$442,900	$590,100
Financing of fixed assets additions	$—	$110,000
Conversion of finance lease to equipment loan	$—	$394,800
Termination of leases	$79,700	$52,100
Dividends declared but not paid	$5,711,100	$634,600
Conversion of preferred to common stock	$—	$3,595,400
Exercise of pre-funded warrants	$5,382,300	$—
See accompanying notes to the condensed consolidated financial statements.
(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES
D/B/A HARBOR CUSTOM HOMES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Stockholders' Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)
	Shares Issued	No Par	Shares Issued	No Par

Balance, January 1, 2022	657,767	$32,122,700	4,016,955	$66,507,500	$752,700	$1,646,500	$101,029,400	$(1,291,600)	$99,737,800

Preferred Stock Dividends						(2,012,500)	(2,012,500)		(2,012,500)
Exercise of Stock Options	1,081	10,500			(1,900)		8,600		8,600
Stock Compensation Expense	3,011				242,400		242,400		242,400
Dissolution of Non-Controlling Interest						(1,292,100)	(1,292,100)	1,292,100	—
Net Income (Loss)						1,645,800	1,645,800	(500)	1,645,300

Balance, March 31, 2022	661,859	$32,133,200	4,016,955	$66,507,500	$993,200	$(12,300)	$99,621,600	$—	$99,621,600

Preferred Stock Dividends						(1,940,000)	(1,940,000)		(1,940,000)
Stock Compensation Expense	875				112,300		112,300		112,300
Conversion of Preferred stock	60,326	3,595,400	(217,156)	(3,595,400)			—		—
Exercise of Warrants	6,965	413,800					413,800		413,800
Share Repurchase	(12,597)	(437,700)					(437,700)		(437,700)
Net Loss						(4,509,100)	(4,509,100)		(4,509,100)

Balance, June 30, 2022	717,428	$35,704,700	3,799,799	$62,912,100	$1,105,500	$(6,461,400)	$93,260,900	$—	$93,260,900

Preferred Stock Dividends						(1,903,700)	(1,903,700)		(1,903,700)
Stock Compensation Expense	191				119,100		119,100		119,100
Net Loss						(3,414,800)	(3,414,800)		(3,414,800)

Balance, September 30, 2022	717,619	$35,704,700	3,799,799	$62,912,100	$1,224,600	$(11,779,900)	$88,061,500	$—	$88,061,500

Balance, January 1, 2023	718,835	$35,704,700	3,799,799	$62,912,100	$1,266,300	$(24,327,200)	$75,555,900	$—	$75,555,900

Preferred Stock Dividends						(1,903,700)	(1,903,700)		(1,903,700)
Stock Compensation Expense	317				83,400		83,400		83,400
Round Up of Shares from Reverse Stock Split	13,093						—		—
Net Loss						(4,861,800)	(4,861,800)		(4,861,800)

Balance, March 31, 2023	732,245	$35,704,700	3,799,799	$62,912,100	$1,349,700	$(31,092,700)	$68,873,800	$—	$68,873,800

Preferred Stock Dividends						(1,903,700)	(1,903,700)		(1,903,700)
Stock Compensation Expense	2,941				75,300		75,300		75,300
Public Offering - Common Stock	160,500	602,600					602,600		602,600
Public Offering - Pre-funded Warrants and Common Warrants					8,335,300		8,335,300		8,335,300
Exercise of Pre-funded Warrants	906,609	3,403,700			(3,403,700)		—		—
Net Loss						(4,376,000)	(4,376,000)		(4,376,000)

Balance, June 30, 2023	1,802,295	$39,711,000	3,799,799	$62,912,100	$6,356,600	$(37,372,400)	$71,607,300	$—	$71,607,300

Preferred Stock Dividends						(1,903,700)	(1,903,700)		(1,903,700)
Stock Compensation Expense	27				23,500		23,500		23,500
Exercise of Pre-funded Warrants	527,000	1,978,500			(1,978,500)		—		—
Net Loss						(18,274,600)	(18,274,600)		(18,274,600)

Balance, September 30, 2023	2,329,322	$41,689,500	3,799,799	$62,912,100	$4,401,600	$(57,550,700)	$51,452,500	$—	$51,452,500
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

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on The Nasdaq Stock Market LLC (“Nasdaq”) on August 28, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending date, as follows:

Names	Dates of Formation	Attributable Interest
		September 30, 2023	December 31, 2022
Saylor View Estates, LLC*	March 30, 2014	N/A	N/A
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	100%
Tanglewilde, LLC	June 25, 2021	100%	100%
HCDI FL CONDO LLC	July 30, 2021	100%	100%
HCDI Mira, LLC**	August 31, 2021	N/A	N/A
HCDI, Bridgeview LLC	October 28, 2021	100%	100%
HCDI Wyndstone, LLC	September 15, 2021	100%	100%
HCDI Semiahmoo, LLC	December 17, 2021	100%	100%
Mills Crossing, LLC	July 21, 2022	100%	100%
Broadmoor Ventures, LLC	August 24, 2022	100%	100%
GPB Holdings LLC	October 29, 2022	100%	100%
Winding Lane Estate LLC	November 30, 2022	100%	100%
Beacon Studio Farms LLC	March 20, 2023	100%	N/A

*Saylor View Estates, LLC was voluntarily dissolved with the State of Washington as of January 20, 2022.
**HCDI Mira, LLC was voluntarily dissolved with the State of Washington as of April 26, 2023.

As of September 30, 2023 and December 31, 2022, the aggregate non-controlling interest was $0 and $0, respectively.

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

Regarding the first step of this assessment, the Company concluded that under the standards of ASC 205-40, the following conditions raised substantial doubt about the Company’s ability to continue as a going concern: during the year ended December 31, 2022, the Company failed to maintain compliance with certain financial covenants within its loan agreements requiring loan amendment or covenant waivers; it has no borrowing availability under its revolving credit facility; it has significant debt of $116.7 million maturing over the next 12 months as of September 30, 2023; it had significant uses of cash flows from operations over the past two years; it had a $16.9 million net loss during the year ended December 31, 2022, an $18.3 million net loss for the third quarter of 2023, and a net loss of $27.5 million for the nine months ended September 30, 2023; and the real estate and construction industries are experiencing declining market conditions which have negatively impacted property valuations as well as financing capabilities and terms.

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
•closed $1.0 million in sales after September 30, 2023 and has $21.7 million under contract as of November 9, 2023 with significant additional assets that are held for sale;
•has construction loans in place which enables the Company to continue construction;
•met its equity requirement for its Pacific Ridge, Wyndstone, Meadowscape, and Belfair Phase 1 projects, which enables the Company to fund the projects without additional out of pocket costs;
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

Additionally, the Company’s future plans include: raising additional funds through the sales of real estate assets; obtaining new debt financing and/or refinancing existing debt; pulling cash out of one or more of its multi-family properties by obtaining a project level equity partner; and/or raising capital in the private or public equity or debt markets. The future viability of the Company is dependent on its ability to raise additional funds to finance its operations and/or restructure or refinance its existing debt obligations. The Company’s inability to raise additional funds as and when needed and/or restructure or refinance its debt obligations will have a negative impact on its financial condition and ability to continue operations. There can be no assurance that these future plans will be achieved or additional financing will be available on terms acceptable to the Company or at all.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

For the nine months ended September 30, 2023 and 2022 when computing fair value of share-based awards, the Company has considered the following range of assumptions:

	September 30, 2023	September 30, 2022
Risk-free interest rate	4.30%	1.73% - 3.54%
Exercise price	$3.73	$22.40 - $60.00
Expected life of grants in years	6.38	3.93 - 6.51
Expected volatility of underlying stock	43.50%	42.34% - 48.13%
Dividends	—	—

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

Earnings (Loss) Per Share (“EPS”)

EPS is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to ASC Topic 260-10-45 of the FASB ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through a contingent shares issuance arrangement, stock options, warrants, RSUs, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible preferred stock as prescribed in FASB ASC Topic 260. Because of the net loss for the three and nine months ended September 30, 2023, the impact of including these in our computation of diluted EPS was anti-dilutive.

In accordance with FASB ASC Topic 260-10-45, pre-funded warrants have been included in the weighted average common shares outstanding number for the purpose of calculating EPS.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per share of common stock for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(20,178,300)	$(5,318,500)	$(33,223,500)	$(12,134,200)
Effect of dilutive securities:	—	—	—	—

Diluted net loss	$(20,178,300)	$(5,318,500)	$(33,223,500)	$(12,134,200)

Denominator:
Weighted average common shares outstanding - basic (b)	2,686,426	717,545	1,695,452	693,143
Dilutive securities (a):
Restricted Stock Awards	—	—	—	—
Options	—	—	—	—
Warrants	—	—	—	—
Convertible Preferred Stock	—	—	—	—

Weighted average common shares outstanding and assumed conversion – diluted	2,686,426	717,545	1,695,452	693,143

Basic net earnings (loss) per common share	$(7.51)	$(7.41)	$(19.60)	$(17.51)

Diluted net earnings (loss) per common share	$(7.51)	$(7.41)	$(19.60)	$(17.51)

(a) - Outstanding anti-dilutive securities excluded:
Unvested restricted stock awards	1,167	13,730	1,167	13,730
Stock options	106,922	40,047	106,922	40,047
Warrants to purchase common stock (20:1) (1)	18,447,564	18,447,564	18,447,564	18,447,564
Warrants to purchase common stock (1:1) (2)	2,068,291	—	2,068,291	—
Convertible preferred stock (3)	3,799,799	3,799,799	3,799,799	3,799,799
Warrants to purchase convertible preferred stock (3)	12,000	12,000	12,000	12,000

(b) - Outstanding shares of Pre-funded warrants included in the weighted average outstanding shares
Pre-funded warrants	357,109	—	357,109	—
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

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

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

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides for an allowance for credit losses based upon a review of the outstanding accounts receivable, historical collection information, and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for credit losses was $0 as of September 30, 2023 and December 31, 2022.

Notes Receivable

Notes receivables are recorded at amounts due to the Company according to the contractual terms of the loan agreement. The Company's notes receivables are for the sale of real estate properties or financing the development of the properties prior to acquisition and are each secured by the underlying improved real estate properties.

The Company reviews notes receivable for impairment whenever events or circumstances indicate that the note may not be fully recoverable. Impairment is present when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. If management determines an amount to be uncollectible, impairment is measured based on the estimated uncollectible amount less the fair value of the underlying collateral. Impairment is recognized with a valuation allowance against the note receivable with a corresponding charge to bad debt expense under operating expenses. The valuation allowance is written down when the remaining note amount is collected in full. There was no valuation allowance as of September 30, 2023. The valuation allowance was $1.2 million for notes receivable as of December 31, 2022. (See Note 3. Notes Receivable.)

In March 2022, the Company entered into a promissory note with Rocklin Winding Lane 22, LLC for $4.8 million (“the note”) for the sale of developed lots. In the third quarter of 2022, Rocklin Winding Lane 22, LLC defaulted on the note due to a missed interest payment on June 30, 2022. As a result, the Company issued a letter of default in August 2022 and began foreclosure proceedings on the underlying real estate asset in October 2022. In the third quarter of 2022, the Company recorded a valuation allowance against the note and related bad debt expense within operating expenses of $0.8 million. In the fourth quarter of 2022, the Company foreclosed on the underlying property and took ownership of the property, which was recorded for a fair value of $5.1 million at the time of repossession. Pursuant to the subordination agreement, the underlying real estate asset had a $1.0 million senior loan to a third party that was taken over by the Company upon the foreclosure of the property.

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

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC Topic 805, “Business Combinations,” where acquired assets are recorded at fair value. Interest, property taxes, insurance, and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset construction is completed and ready for rental or when the asset is sold, depending on the asset and the intended use. The capitalized costs are recorded as part of the asset to which they relate and are expensed as part of the rental costs or when the underlying asset is sold.

The Company capitalized interest (refund) from related party borrowings of $(0.1) million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. The Company capitalized interest from related party borrowings of $0.4 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. The Company capitalized interest from third-party borrowings of $2.0 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively. The Company capitalized interest from third-party borrowings of $8.1 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The real estate assets classified as held for sale were $164.9 million and $34.4 million as of September 30, 2023 and December 31, 2022, respectively.

In addition to the annual assessment of potential triggering events in accordance with FASB ASC Topic 360, the Company applies a fair value-based impairment test to the net book value of assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

The Company recorded impairment charges of $2.5 million relating to the Wyndstone apartments, $1.0 million relating to the Darkhorse lots, $1.5 million relating to the Summit Rock lots and homes, $0.8 million relating to the Cimarron Hills homes, $0.4 million relating to Sienna Creek homes, $0.2 million relating to Trails of HSB lots, and $0.1 million relating to a Flintrock Falls home for the three months ended September 30, 2023. For the nine months ended September 30, 2023, the Company recorded impairment charges of $3.9 million relating to the Darkhorse lots, $3.2 million relating to the Pacific Ridge apartments, $2.5 million relating to the Wyndstone apartments, $1.5 million relating to the Summit Rock lots and homes, $0.8 million relating to the Cimarron Hills homes, $0.4 million relating to Sienna Creek homes, $0.2 million relating to a Bunker Ranch home, $0.2 million relating to Trails of HSB lots, and $0.1 million relating to a Flintrock Falls home. No impairment charges were recorded for the comparable periods in 2022. For the year ended December 31, 2022, the Company recorded impairment charges of $1.2 million and $2.4 million relating to the Winding Lane lots and Pacific Ridge apartments, respectively. These charges are recorded in cost of sales and real estate as presented in Note 5. The Company did not identify any other real estate that qualified for an impairment charge.

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

Revenues from contracts with customers are summarized by category as follows for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Homes	$117,900	$4,693,900	$8,816,600	$25,758,100
Developed Lots	4,231,000	—	8,571,300	9,080,000
Entitled Land	—	3,400,000	—	7,880,000
Multi-family	1,078,700	27,200	16,535,200	27,200
Fee Build	108,700	3,623,500	638,800	7,825,300
Construction Materials	—	3,900	—	45,400
Total Revenue	$5,536,300	$11,748,500	$34,561,900	$50,616,000

Disaggregation of Revenue from Contracts with Customers:

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Performance obligations satisfied at a point in time	$5,427,600	$8,125,000	$33,923,100	$42,790,700
Performance obligations satisfied over time	108,700	3,623,500	638,800	7,825,300
Total Revenue	$5,536,300	$11,748,500	$34,561,900	$50,616,000

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

Rental income is included as a part of sales on the statement of operations and within the multi-family segment presented in Note 16. Segments. Rental income was $1.1 million and $0.03 million for the three months ended September 30, 2023 and 2022, respectively. Rental income was $2.3 million and $0.03 million for the nine months ended September 30, 2023 and 2022, respectively.

Security deposits related to the residential apartment leases are maintained in a checking account, separate from the Company's operating account, in accordance with Washington State laws. These security deposits are recorded within cash and customer deposit liabilities within accounts payable and accrued expenses.

Cost of Sales

Land acquisition costs are typically allocated to each lot based on the size of the lot in relation to the size of the total project or market value in relation to total purchase price. Development costs and capitalized interest are allocated to lots sold based on the same criteria.

Fee build costs are charged to cost of sales as incurred. See the revenue recognition criteria above.

Costs relating to the handling of recycled construction materials and converting items into usable construction materials for resale are charged to cost of sales as incurred.

Rental expenses, relating to our multi-family rental revenue, are charged to cost of sales as incurred.

Advertising

Advertising expenses, which are expensed as incurred and included in operating expenses, were $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Advertising expenses were $0.3 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company calculated the effective tax rate for the nine months ended September 30, 2023 and 2022 based on the actual effective tax rate for the year-to-date period.

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. There are no uncertain tax positions as of September 30, 2023 and December 31, 2022.

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

In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring disclosure of material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. Regulation S-K Item 6 disclosure requirements under this rule will be effective for us in the fourth quarter of 2023. Incident disclosure requirements in Form 8-K will be effective for us on June 15, 2024. We are still evaluating for any impact on our financial statement disclosures from the adoption of this final rule.

Impairment of Property and Equipment

The Company reviews fixed assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of September 30, 2023 and December 31, 2022, there were no impairment losses recognized for fixed assets.

2. CONCENTRATIONS

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances generally exceed the federal insurance limits. Uninsured cash balances were $6.4 million and $8.1 million as of September 30, 2023 and December 31, 2022, respectively.

Revenue Concentrations

Homes

For the three months ended September 30, 2023, there were no concentrations in relation to home revenue. For the three months ended September 30, 2022, three customers each represented 32%, 33%, and 34% of the home revenue.

For the nine months ended September 30, 2023, six customers each represented 19%, 18%, 18%, 17%, 16%, and 11% of the home revenue. There were no concentrations in relation to the homes revenue segment for the nine months ended September 30, 2022.

Developed Lots

For the three months ended September 30, 2023, two customers each represented 22% and 11% of the developed lots revenue. There were no concentrations in relation to the developed lots revenue segment for the three months ended September 30, 2022.

For the nine months ended September 30, 2023, two customers represented 13% and 12% of the developed lots revenue. For the nine months ended September 30, 2022, two customers each represented 62% and 26% of the developed lots revenue segment.

Entitled Land

For the three months ended September 30, 2023 there were no concentrations in relation to entitled land revenue. For the three months ended September 30, 2022 one customer represented 100% of the entitled land revenue.

For the nine months ended September 30, 2023, there were no concentrations in relation to entitled land revenue. For the nine months ended September 30, 2022, two customers represented 57% and 43% of the entitled land revenue.

Fee Build

One customer represented 100% of fee build revenue for the three and nine months ended September 30, 2023 and 2022.

Multi-Family

For the three months ended September 30, 2023, there were no concentrations in relation to the multi-family revenue. For the nine months ended September 30, 2023, one customer represented 86% of the multi-family revenue. There were no concentrations in relation to the multi-family revenue segment for the three and nine months ended September 30, 2022.

3. NOTES RECEIVABLE

The outstanding balance of notes receivable amounted to $1.1 million and $4.5 million at September 30, 2023 and December 31, 2022, respectively. These notes arose as financing by the Company for the sale of real estate properties or financing the development of the properties prior to acquisition and are secured by the underlying improved real estate properties. The remaining note accrues interest at an annual rate of 9% and all payments of principal and interest are due in full on December 20, 2024. Interest income was $0.03 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Interest income was $0.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The details of notes receivables, net of a valuation allowance are as follows:

	September 30, 2023	December 31, 2022
Broadmoor Commons LLC	$—	$1,000,300
Modern Homestead LLC	1,060,000	1,445,000
Noffke Horizon View, LLC	—	2,080,000
Total Notes Receivable, Net	$1,060,000	$4,525,300

4. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation, and amortization, consisted of the following:

	September 30, 2023	December 31, 2022
Machinery and Equipment	$44,000	$505,300
Vehicles	—	26,200
Furniture and Fixtures	692,100	695,600
Leasehold Improvements	1,467,100	1,524,000
Total Fixed Assets	2,203,200	2,751,100
Less Accumulated Depreciation	(519,300)	(461,600)
Fixed Assets, Net	$1,683,900	$2,289,500

Depreciation expense was $0.1 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively.

Depreciation expense was $0.3 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively.

5. REAL ESTATE

Real Estate consisted of the following components:

	September 30, 2023	December 31, 2022
Land Held for Development	$22,756,900	$47,166,700
Construction in Progress	21,173,000	123,927,300
Held for Sale	164,930,600	34,384,200
Total Real Estate	$208,860,500	$205,478,200

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Trade Accounts Payable	$6,211,400	$11,472,100
Accrued Compensation, Bonuses, and Benefits	145,000	384,700
Accrued Quarry Reclamation Costs	39,400	76,200
Retainage Payable	153,900	1,130,300
Other Accrued Expenses	978,200	1,027,400
Total Accounts Payable and Accrued Expenses	$7,527,900	$14,090,700

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

On February 23, 2023, the Company entered into an amended loan agreement (the “Amendment”) with the Lender, whereby the Lender agreed to waive its right to accelerate and declare all of the debt immediately due and owing, based upon the previously disclosed non-compliance with financial covenants resulting in technical default under the loan agreement. Further, the Lender waived the requirement that the Company comply with certain financial covenants through maturity of the debt. These concessions were made as a result of the Company granting the Lender second mortgage positions for certain properties owned by the Company, as well as transferring to the Lender membership certificates pledging certain properties as collateral and perfecting the Lender’s security interest in the pledged LLCs. Additionally, the Company agreed to make principal reduction payments including paying the Lender $0.6 million on the 20th of every month which otherwise would have been paid to preferred shareholders as a dividend on the preferred stock, and pay to the Lender 25% of all net cash proceeds from asset sales, public offerings of any class of stock or debt, private equity recaptures, or any capital raise. The Company also agreed that it will not close on the purchase of any new projects without the Lender’s express written consent and will not repurchase any of its outstanding securities. The aforementioned payments will continue to be made until the earlier of March 7, 2024 or until the loan has been paid in full.

The Company evaluated the Amendment in accordance with ASC 470-50, Debt - Modifications and Extinguishments and applied the borrowing capacity model as it relates to a revolving debt arrangement. Under the Amendment, the Lender is no longer committed and has no further lending obligations to the Company, which reduced the borrowing capacity of available credit to $0. The Company determined that this modification is considered a partial extinguishment and expensed the remaining unamortized debt discount of $0.5 million within interest expense for the nine months ended September 30, 2023.

Interest expense was $0.4 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively. Interest expense was $2.1 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, the revolving line of credit loan balance was $14.9 million and $25.0 million and the unamortized debt discount balance was $0 and $0.6 million, respectively.

8. EQUIPMENT LOANS

Equipment loans consists of the following:

	September 30, 2023	December 31, 2022
Various notes payable to banks and financial institutions with interest rates varying from 0% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $10,500:	$—	$2,057,100
Book value of collateralized equipment:	—	11,800

There were no future equipment loan maturities as of September 30, 2023.

Interest expense was $0 and $0.04 million for the three months ended September 30, 2023 and 2022, respectively.

Interest expense was $0.001 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

9. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. Most loans are generally on one to two year terms but will be extended or refinanced if the project is not completed within one to two years and will be due upon the completion of the project. The loans have interest ranging from 7.99% to 13.00%. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold. The loan balances related to third party lenders as of September 30, 2023 and December 31, 2022 were $142.3 million and $109.4 million, respectively. The unamortized debt discounts related to these construction loans as of September 30, 2023 and December 31, 2022 were $1.2 million and $1.9 million, respectively. The book value of collateralized real estate as of September 30, 2023 and December 31, 2022 was $208.9 million and $193.1 million, respectively.

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

11. NOTE PAYABLE INSURANCE

The Company purchased Directors & Officers (D&O) insurance on August 28, 2023 for $0.4 million. A down payment of $0.03 million was made and the remaining balance was financed over 11 months. The interest rate on the loan is 7.90%. The Company purchased Directors & Officers (D&O) insurance on August 28, 2022 for $0.6 million. A down payment of $0.1 million was made and the remaining balance was financed over 11 months. The interest rate on the loan is 4.75%. The loan balance as of September 30, 2023 and December 31, 2022 was $0.3 million and $0.4 million, respectively.

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

13. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a former director and minority shareholder, is a partner. These loans were originated between April 2019 and June 2021; the loans generally have a 12 to 24 month maturity, including those that have been extended. The interest rates range between 7.99% and 11.00%. As of September 30, 2023, and December 31, 2022, the outstanding loan balances were $0 and $8.2 million, respectively. For the three months ended September 30, 2023 and 2022, the Company capitalized loan fees of $0 and $0.01 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company capitalized loan fees of $0.1 million and $0.02 million, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of September 30, 2023 and December 31, 2022, there were $0 and $0.1 million of remaining unamortized debt discounts, respectively. The interest is capitalized to real estate as incurred and will be expensed to cost of goods sold when the property is sold. During the three months ended September 30, 2023 and 2022, the Company incurred interest (refund) of $(0.1) million and $0.3 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred interest of $0.4 million and $0.9 million, respectively.

Robb Kenyon resigned as a director of the Company on July 8, 2021.

Due to Related Party

The Company previously utilized a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The materials produced by the quarry and sold by the Company to others were subject to a 25% commission payable to SGRE, LLC, which is 100% owned by the Company’s former Chief Executive Officer and President. The commission expense was recorded in operating expenses. On September 30, 2023 and December 31, 2022, the commission payable was $0 and $0, respectively. The commission expense for the three months ended September 30, 2023 and 2022, was $0 and $0.01 million, respectively. For the nine months ended September 30, 2023 and 2022, the commission expense was $0 and $0.04 million, respectively. The Company has completed its quarry operations and no longer incurs any commission expenses.

Rental Expense

The Company previously entered into property management agreements with Olympic Management Company (“OMC”), which was owned and operated by a family member related to the Company’s former Chief Executive Officer and President. OMC served as a managing agent for leasing and managing the Company's Mills Crossing, Belfair View, Pacific Ridge, and Wyndstone multi-family properties. The Company paid management fees to OMC, which consisted of service fees of up to $3,000 per month and $500 for each lease of a vacant apartment unit. The Company also reimbursed the payroll, benefits, and other employment costs relating to an office manager, leasing consultant, and maintenance staff employed by OMC for their time incurred in the operations of the property. For the three months ended September 30, 2023 and 2022, the management fees and payroll and benefits incurred and recorded as rental expense within cost of sales were $0 and $0, respectively. The management fees and payroll and benefits incurred and recorded for the nine months ended September 30, 2023 and 2022 were $0.3 million and $0, respectively. The Company terminated the agreements with OMC and transitioned to a third party property management company, effective June 7, 2023 for leasing and managing the Company’s Belfair, Pacific Ridge, and Wyndstone multi-family properties. Mills Crossing was managed by OMC until it was sold on June 16, 2023.

14. INCOME TAX

The Company’s effective tax rate for the nine months ended September 30, 2023 was 20.0% tax expense, compared to a benefit of 23.6% for the nine months ended September 30, 2022. The Company calculated the effective tax rate for the nine months ended September 30, 2023 and 2022 based on the actual effective tax rate for the year-to-date period. The increase in the effective tax rate for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily driven by the full valuation allowance recorded against the deferred tax assets.

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considered all evidence, both positive and negative, including the nature, frequency, and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. As of September 30, 2023, the Company determined that it was not more likely than not that the Company's deferred tax assets would be realized and therefore recorded a valuation allowance of $9.7 million. As of December 31, 2022, the Company had no valuation allowance recorded against the deferred tax assets.

15. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value per share. At September 30, 2023, the Company has 2,329,322 shares of common stock issued and outstanding.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription, or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, no par value per share. As of September 30, 2023, the Company has 3,799,799 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding. The holders of the Series A Preferred Shares are entitled to receive dividends at $2.00 per share per annum which are paid monthly in arrears starting June 30, 2021. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the Board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each Series A Preferred Share, together with accrued but unpaid dividends, is convertible into 0.2778 shares of common stock (subject to adjustment) at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends in the amount of $2.00 per share per annum, which is equivalent to 8% of the $25.00 liquidation preference per share. The Company has accrued dividends of $5.7 million as of September 30, 2023. The Company had accrued dividends of $0.6 million as of December 31, 2022 which were paid to the shareholders on January 20, 2023.

On January 20, 2023, the Board of Directors voted to suspend the cash dividend on the Series A Preferred Stock as announced on a Current Report on Form 8-K on January 25, 2023. On February 23, 2023, as part of the Amendment to the Loan Agreement with BankUnited, the Company agreed to pay $0.6 million to BankUnited each month.

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

2023 Public Offering

On May 16, 2023, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a public offering (the “Offering”) (i) 160,500 shares (the “Shares”) of common stock of the Company, no par value, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,790,718 shares of common stock and (iii) warrants to purchase up to 1,951,218 shares of common stock (the “Warrants”) at a combined public offering price of $5.125 per share of common stock and accompanying Warrant or $5.1249 per Pre-Funded Warrant and accompanying Warrant. On May 18, 2023, the Company closed on the Offering. The net proceeds after deducting Offering costs were $8.9 million. In addition, upon the closing the Offering, the Company issued to the placement agent warrants to purchase 117,073 shares of common stock with an exercise price of $6.41 per share of common stock for a term of five years beginning on May 18, 2023, all of which vested immediately upon closing. The net proceeds allocated to each of these instruments were $0.6 million for common stock, $6.7 million for Pre-Funded Warrants, $1.6 million for Warrants, and $0.1 million for placement agent warrants.

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

Repurchase of Equity Securities

On May 10, 2022, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock. The amount of the repurchase program represented approximately 15% of the outstanding shares of the Company’s common stock valued at the closing price on May 10, 2022. During the nine months ended September 30, 2023, the Company did not repurchase any shares of common stock.

As a part of the amended loan agreement reached with BankUnited, N.A. on February 23, 2023, the Company agreed that it will not repurchase any of its currently outstanding securities.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2023	37,546	$41.51
Exercisable – January 1, 2023	19,696	$55.55
Granted	140,000	$3.73
Exercised	—	$—
Forfeited/Cancelled	(70,624)	$5.03
Outstanding – September 30, 2023	106,922	$16.14
Exercisable – September 30, 2023	24,672	$52.01

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.73 - $130.00	106,922	8.90	$16.14	24,672	$52.01

During the nine months ended September 30, 2023, 140,000 options were issued to officers of the Company. These options have an exercise price of $3.73 per share and a term of ten years. One half of these options will vest upon the filing of the

Company's next Form 10-K with the U.S. Securities and Exchange Commission, with the remainder to vest in equal proportions upon the first and second anniversary of said filing. The options have an aggregated fair value of approximately $0.3 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the nine months ended September 30, 2022, the Company issued 19,600 options to employees. These options have an exercise price between $22.40 and $41.80 per share, a term of ten years, and vest over one or three years. The options have an aggregated fair value of approximately $0.2 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

During the nine months ended September 30, 2023, the Company had no option exercised by former employees. During the nine months ended September 30, 2022, the Company had 1,081 options exercised by former employees. These options were exercised at $8.00 per share for a total of $0.01 million.

The Company recognized share-based compensation net of forfeitures related to options of $0.01 million and $0.02 million for the three months ended September 30, 2023 and 2022, respectively. The Company recognized share-based compensation net of forfeitures related to options of $0.1 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.

On September 30, 2023, unrecognized share-based compensation was $0.2 million.

The intrinsic value for outstanding and exercisable options as of September 30, 2023 was $0. The intrinsic value for outstanding and exercisable options as of September 30, 2022 was $0.1 million and $0.1 million.

(B) Warrants

The following is a summary of the Company’s common stock warrant activity, for warrants that are exercisable at a 20 to 1 ratio to common stock:

	Warrants*	Weighted Average Exercise Price
Outstanding – January 1, 2023	18,447,564	$3.47
Exercisable – January 1, 2023	18,380,897	$3.47
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – September 30, 2023	18,447,564	$3.47
Exercisable – September 30, 2023	18,405,897	$3.47
*As a result of the Reverse Stock Split, each warrant now entitles the holder to purchase one-twentieth (0.05) of one share of common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $7.50	18,447,564	2.93	$3.47	18,405,897	$3.47

During the nine months ended September 30, 2023, the Company did not issue any warrants with a 20 to 1 ratio. During the nine months ended September 30, 2022, the Company issued 100,000 warrants in connection with investor relation services being performed. The warrants have an exercise price of $3.00 per warrant, a term of five years, and vest over three years. The fair value of these warrants is $0.1 million as of September 30, 2022.

The intrinsic value for outstanding and exercisable warrants as of September 30, 2023 was $0. The intrinsic value for outstanding and exercisable warrants as of September 30, 2022 was $0.01 million.

The following is a summary of the Company’s common stock warrant activity, for warrants that are exercisable at a 1 to 1 ratio to common stock:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2023	—	$—
Exercisable – January 1, 2023	—	$—
Granted	2,068,291	$5.08
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – September 30, 2023	2,068,291	$5.08
Exercisable – September 30, 2023	2,068,291	$5.08

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.00 - $6.41	2,068,291	4.64	$5.08	2,068,291	$5.08

During the nine months ended September 30, 2023, the Company issued 2,068,291 warrants in connection with the Offering. The warrants have an exercise price between $5.00 and $6.41 per warrant, a term of five years, and vested immediately. The fair value of these warrants was $1.8 million before the net proceed allocations.

The intrinsic value for outstanding and exercisable warrants as of September 30, 2023 was $0.

The following is a summary of the Company’s preferred stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2023	12,000	$24.97
Exercisable – January 1, 2023	12,000	$24.97
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – September 30, 2023	12,000	$24.97
Exercisable – September 30, 2023	12,000	$24.97

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$24.97	12,000	2.69	$24.97	12,000	$24.97

During the nine months ended September 30, 2023 and September 30, 2022, the Company did not issue any preferred warrants.

The intrinsic value for outstanding and exercisable preferred warrants as of September 30, 2023 was $0. The intrinsic value for outstanding and exercisable preferred warrants as of September 30, 2022 was $0.

(C) Pre-Funded Warrants

The following is a summary of the Pre-Funded Warrant activity:

	Pre-Funded Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2023	—	$—
Exercisable – January 1, 2023	—	$—
Granted	1,790,718	$0.0001
Exercised	(1,433,609)	$0.0001
Forfeited/Cancelled	—	$—
Outstanding – September 30, 2023	357,109	$0.0001
Exercisable – September 30, 2023	357,109	$0.0001

During the nine months ended September 30, 2023, the Company issued Pre-Funded Warrants to purchase 1,790,718 shares of common stock in connection with the Offering. The Pre-Funded Warrants have an exercise price of $0.0001 per Pre-Funded Warrant, and are exercisable at any time after their original issuance at the option of the holder, subject to certain restrictions. The fair value of these Pre-Funded Warrants was $7.6 million before the net proceed allocations.

During the nine months ended September 30, 2023, Pre-Funded Warrants were exercised for 1,433,609 shares of common stock.

The carrying value of the outstanding Pre-Funded Warrants was $1.3 million as of September 30, 2023.

(D) Restricted Stock Plan

The following is a summary of the Company’s restricted stock activity:

	Restricted Stock	Weighted Average Fair Value
Non Vested Balance - January 1, 2023	12,000	$38.48
Granted	—	$—
Vested	3,834	$38.78
Forfeited/Cancelled	(6,999)	$38.70
Non Vested Balance - September 30, 2023	1,167	$36.20

The Company periodically grants restricted stock awards to the Board of Directors and certain employees pursuant to the 2020 Plan. These typically are awarded by the Compensation Committee at one time and from time to time, to vest over one to three years, unless otherwise determined by the Compensation Committee.

The Company recognized $0.01 million and $0.05 million of share-based compensation during the three months ended September 30, 2023 and 2022, respectively. The Company recognized $0.1 million and $0.4 million of share-based compensation during the nine months ended September 30, 2023 and 2022, respectively.

On September 30, 2023, there was $0.04 million of unrecognized compensation related to non-vested restricted stock.

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

The Company’s business is organized into five material reportable segments which aggregate 100% of sales for the nine months ended September 30, 2023:

1) Homes;
2) Developed Lots;
3) Entitled Land;
4) Multi-family; and
5) Fee Build.

The reporting segments follow the same accounting policies used in the preparation of the Company’s condensed consolidated financial statements. The following represents sales, cost of sales, and gross profit (loss) information for the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by segment
Homes	$117,900	$4,693,900	$8,816,600	$25,758,100
Developed Lots	4,231,000	—	8,571,300	9,080,000
Entitled land	—	3,400,000	—	7,880,000
Multi-family	1,078,700	27,200	16,535,200	27,200
Fee Build	108,700	3,623,500	638,800	7,825,300
Other	—	3,900	—	45,400
Total Sales	$5,536,300	$11,748,500	$34,561,900	$50,616,000

Cost of goods sold by segment
Homes	$2,697,200	$3,805,000	$11,181,400	$21,461,100
Developed Lots	5,829,100	87,300	13,068,700	8,144,300
Entitled land	250,900	3,347,900	588,400	4,060,800
Multi-family	4,948,000	25,100	21,722,500	27,300
Fee Build	54,800	3,791,200	1,024,100	11,010,600
Other	6,500	254,300	191,000	1,351,300
Total Cost of Sales	$13,786,500	$11,310,800	$47,776,100	$46,055,400

Gross profit (loss) by segment
Homes	$(2,579,300)	$888,900	$(2,364,800)	$4,297,000
Developed Lots	(1,598,100)	(87,300)	(4,497,400)	935,700
Entitled land	(250,900)	52,100	(588,400)	3,819,200
Multi-family	(3,869,300)	2,100	(5,187,300)	(100)
Fee Build	53,900	(167,700)	(385,300)	(3,185,300)
Other	(6,500)	(250,400)	(191,000)	(1,305,900)
Total Gross Profit (Loss)	$(8,250,200)	$437,700	$(13,214,200)	$4,560,600

The following represents total assets for the Company’s reportable segments at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Homes	$24,486,400	$29,880,500
Developed lots	39,890,200	43,469,900
Entitled land	7,814,300	9,499,600
Multi-family	140,851,300	131,485,900
Fee Build	63,700	1,703,200
Unallocated (Shared)	10,875,100	20,127,300
Total Assets	$223,981,000	$236,166,400

17. UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$20,552,300	$19,429,800
Estimated loss	(3,968,300)	(3,495,100)
Costs and estimated earnings on uncompleted contracts	16,584,000	15,934,700
Billings to date	16,842,700	16,273,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(258,700)	(338,300)
Provision for loss on contract	(60,500)	(159,100)
Contract Liabilities	$(319,200)	$(497,400)

The contract liabilities were $0.3 million and $0.5 million as of September 30, 2023 and December 31, 2022, respectively. The uncollected billings were $0.1 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively.

18. SUBSEQUENT EVENTS

On October 20, 2023, the Company cancelled three purchase and sale agreements for the purchase of 5.15, 5.24, and 6.38 acres of land located in Arlington, Washington for a purchase price of $12 per usable land square foot but not less than a total of $1.8 million, $1.9 million, and $1.9 million, respectively.

Effective November 14, 2023, the Company’s Board of Directors appointed Shelly Crocker to serve as the Company’s Chief Restructuring Officer (“CRO”). The Company and Ms. Crocker entered into an employment agreement on November 14, 2023 that entitles her to compensation of $50,000 per month for full-time services and $500 per hour if services are reduced to part-time and the same benefits provided to other executives in the Company. Ms. Crocker’s employment is at-will and may be terminated at any time, with or without cause.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Report are forward-looking statements. These forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future construction, revenues, income, cost of sales, expenses, and capital spending. Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal,” “foresee,” “likely,” “target,” “may,” “should,” “could,” or other words that convey the uncertainty of future events or outcomes. The forward-looking statements in this Report speak only as of the date of this document and we disclaim any obligation to update these statements unless required by law and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties, most of which are difficult to predict and many of which are beyond our control. The following factors, among others, may cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward-looking statements:

•our recurring losses and negative cash flow from operations, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern;
•our business would be adversely affected if we are unable to service our debt obligations;
•our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and expose us to interest rate risk on our variable rate debt;
•we will need to raise additional capital and/or restructure/refinance our existing debt to continue to fund our existing operations and service our debt obligations;
•the Amendment for the restructuring of the Loan Agreement restricts our current and future operations, particularly our ability to respond to changes or to take certain actions;
•servicing our existing debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt or related interest,
•our ability to meet our financial obligations as they become due;
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

Our portfolio of land, lots, home plans, and finishing options, coupled with the low inventory of residential and multi-family housing in our principal geographic areas, provide an opportunity for us to increase revenue and overall market share. In addition to our single-family residential projects, we build and sell townhomes and apartments and have completed or substantially completed construction of several multi-family sites in Washington that are rented until sold.

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

As of November 9, 2023, we own or control 17 communities in Washington, Texas, California, and Florida, containing approximately 1,384 lots or units in various stages of development.

Results of Operations

Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

The following table sets forth the summary statements of operations for the three months ended September 30, 2023 and 2022.

	2023	2022

Sales	$5,536,300	$11,748,500
Cost of sales	(13,786,500)	(11,310,800)
Gross profit (loss)	(8,250,200)	437,700
Operating expenses	(2,387,100)	(4,523,800)
Other expense	(395,600)	(396,500)
Income tax benefit (expense)	(7,241,700)	1,067,800
Net loss	$(18,274,600)	$(3,414,800)

Sales

Our sales decreased by 52.9% to $5.5 million for the three months ended September 30, 2023 as compared to $11.7 million for the three months ended September 30, 2022. This decrease was primarily due to decreases in home sales of $4.6 million, entitled land sales of $3.4 million, and fee build revenue of $3.5 million, which were partially offset by an increase in developed lot sales of $4.2 million and $1.1 million of rental revenue earned from multi-family projects. The decreases in home and entitled land sales were mainly due to the non-recurrence of prior year home sales in Texas and a large entitled land sale in Washington in the three months ended September 30, 2023. The fee build revenue continued to decrease as the fee build projects are nearing completion. The increase in developed lots sales was primarily due to lots sold in California in the three months ended September 30, 2023 as we continue to reduce our exposure to the California market.

Gross Profit (Loss)

Our overall gross profit (loss) for the quarter decreased by 1,984.9% to $(8.3) million for the three months ended September 30, 2023 as compared to $0.4 million for the three months ended September 30, 2022. Gross margin (loss) was (149.0)% for the three months ended September 30, 2023 compared to 3.7% for the three months ended September 30, 2022. The $8.7 million decrease in gross profit was primarily due to $6.5 million of additional impairment losses recorded on the Texas, Darkhorse, and Wyndstone properties, decrease in home profit excluding impairment charge of $(1.0) million or (136.6)% gross margin decrease, and decrease in multi-family profit excluding impairment charges of $(1.3) million or (130.2)% gross margin decrease as compared to the three months ended September 30, 2022. Home sales in the three months ended September 30, 2022 provided $0.9 million gross profit and a gross margin of 18.9% that did not recur in the three months ended September 30, 2023. The decrease in multi-family profit was mainly due to interest expense incurred to finance the multi-family rental properties. For context, the multi-family rental profit excluding interest expense was $0.4 million or 34.8% gross margin for the three months ended September 30, 2023.

Operating Expenses

Our operating expenses decreased by 47.2% to $2.4 million for the three months ended September 30, 2023, as compared to $4.5 million for the three months ended September 30, 2022. The $2.1 million decrease in operating expenses was primarily due to our reduction in general and administrative costs. The majority of the savings came from reductions of compensation costs, depreciation, insurance expense, right of use expense, and professional fees. The non-recurrence of prior year bad debt expense related to notes and interest receivable from the sale of Winding Lanes developed lots from the three months ended September 30, 2022 also contributed to the overall decrease. These decreases were partially offset by an increase in pre-acquisition due diligence costs associated with the cancellations of the Grandis Pond project in the three months ended September 30, 2023 and Westry Village in the three months ended September 30, 2022. Operating expenses as a percentage of sales for the three months ended September 30, 2023 were 43.1% compared to 38.5% for the three months ended September 30, 2022. The increase in operating expenses as a percentage of sales was primarily due to lower sales in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, partially offset by a decrease in operating expenses for the comparable periods.

Other Income (Expense)

Other income (expense) was $(0.4) million for the three months ended September 30, 2023 as compared to $(0.4) million for the three months ended September 30, 2022, remaining consistent in each of the periods.

Income Tax Expense (Benefit)

Income tax expense for the three months ended September 30, 2023 was $7.2 million compared to tax benefit of $(1.1) million for the three months ended September 30, 2022. The increase in income tax expense was primarily due to a full valuation allowance recorded on our federal and state deferred tax assets in the three months ended September 30, 2023.

Net Income (Loss)

Our net loss increased by 435.2% to $(18.3) million for the three months ended September 30, 2023 as compared to $(3.4) million for the three months ended September 30, 2022. The increase in net loss is due to a decrease in sales, increase in cost of sales, and increase in income tax expense, partially offset by a decrease in operating expenses in the three months ended September 30, 2023, as explained above.

Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

The following table sets forth the summary statements of operations for the nine months ended September 30, 2023 and 2022.

	2023	2022

Sales	$34,561,900	$50,616,000
Cost of sales	(47,776,100)	(46,055,400)
Gross profit (loss)	(13,214,200)	4,560,600
Operating expenses	(7,701,000)	(12,017,200)
Other expense	(2,007,800)	(759,800)
Income tax benefit (expense)	(4,589,400)	1,937,800
Net loss	$(27,512,400)	$(6,278,600)

Sales

Our sales decreased by 31.7% to $34.6 million for the nine months ended September 30, 2023 as compared to $50.6 million for the nine months ended September 30, 2022. This decrease was primarily due to decreases in sales of homes of $16.9 million, entitled land of $7.9 million, and fee build of $7.2 million, partially offset by an increase in multi-family revenue of $16.5 million. The decreases in sales of homes and entitled land were mainly due to large prior year sales in Texas and Washington that did not recur in the nine months ended September 30, 2023. The fee build revenue continued to decrease as the fee build projects are nearing completion. The increases in multi-family revenue were due to the sale of Mills Crossing townhomes for $14.3 million and $2.3 million of rental revenue from four multi-family rental properties.

Gross Profit (Loss)

Our overall gross profit (loss) for the nine months ended September 30, 2023 decreased by 389.7% to $(13.2) million as compared to $4.6 million for the nine months ended September 30, 2022. Gross margin (loss) was (38.2)% for the nine months ended September 30, 2023 compared to 9.0% for the nine months ended September 30, 2022. The $(17.8) million decrease in gross profit was primarily due to decreases in home gross profit of $(6.7) million, developed lots gross profit of $(5.4) million, entitled land gross profit of $(4.4) million, and gross profit from multi-family of $(5.2) million, partially offset by a decrease in fee build gross loss of $2.8 million. The (47.2)% decrease in gross margin was primarily driven by non-recurrence of high margin land and home sales and a $12.8 million impairment loss related to the Texas, Darkhorse, Pacific Ridge, and Wyndstone properties. These gross margin declines were partially offset by gross loss due to cost overruns with fee build projects in 2022 that did not recur in 2023, and $1.5 million gross profit from the sale of Mills Crossing townhomes in the nine months ended September 30, 2023.

Operating Expenses

Our operating expenses decreased by 35.9% to $7.7 million for the nine months ended September 30, 2023, as compared to $12.0 million for the nine months ended September 30, 2022. The $4.3 million decrease in operating expenses was primarily attributable to our focused reduction in general and administrative costs. Compensation costs, bad debt expense, depreciation, insurance expense, professional fees and right of use expense were the largest contributors to the cost savings of $(1.1) million, $(0.9) million, $(0.8) million, $(0.7) million, $(0.5) million and $(0.3) million, respectively. These decreases were partially offset by an increase in cancelled project costs of $0.3 million related to the Grandis Pond cancellation in 2023 as compared to the Westry Village cancellation in 2022. Operating expenses as a percentage of sales for the nine months ended September 30, 2023 were 22.3% compared to 23.7% for the nine months ended September 30, 2022. The decrease in operating expenses as a percentage of sales was primarily due to the decrease in operating expenses as described above, partially offset by lower sales for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Other Income (Expense)

Other income (expense) was $(2.0) million for the nine months ended September 30, 2023 as compared to $(0.8) million for the nine months ended September 30, 2022. This change is primarily due to $2.1 million of interest expense incurred on the revolving line of credit for the nine months ended September 30, 2023, compared to $0.9 million of interest expense incurred on the revolving line of credit for nine months ended September 30, 2022.

Income Tax Expense (Benefit)

Income tax expense for the nine months ended September 30, 2023 was $4.6 million compared to tax benefit of $(1.9) million for the nine months ended September 30, 2022. The increase in income tax expense was primarily due to the establishment of a full deferred tax asset valuation allowance in the nine months ended September 30, 2023 as noted above.

Net Income (Loss)

Our net loss increased by 338.2% to $(27.5) million for the nine months ended September 30, 2023 as compared to $(6.3) million for the nine months ended September 30, 2022. The increase in net loss was primarily attributable to decreases in revenue and gross profit and increase in income tax expense, partially offset by a decrease in operating expenses in the nine months ended September 30, 2023, as explained above.

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

As a result of continuing anticipated operating cash outflows, we believe that substantial doubt exists regarding our ability to continue as a going concern without additional funding or debt restructuring/refinancing. (See “—Cash Resources” and “Item 1A. Risk Factors—Risks related to our financial condition and capital requirements.”)

Real Estate Assets

Our real estate assets increased to $208.9 million as of September 30, 2023 from $205.5 million as of December 31, 2022. This increase was primarily due to an increase in development and construction activities for houses and apartments.

BankUnited Loan Restructuring

We restructured our Loan (defined below) with BankUnited, N.A. (“BankUnited”) after failing to meet two financial covenants of the Loan Agreement (defined below), namely the minimum interest coverage ratio and consolidated liquidity covenants. On or about February 23, 2023, we entered into that certain Amendment to the Loan Agreement (the “Amendment”) with BankUnited for the restructuring of the Loan Agreement dated March 7, 2022 (the “Loan Agreement”), the principal balance being $14.9 million as of September 30, 2023 (the “Loan”).

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

Liabilities

Liabilities increased to $172.5 million as of September 30, 2023 from $160.6 million as of December 31, 2022. This increase is primarily attributable to an increase in our construction loans of $25.5 million to fund the development of land and construction of houses and apartments and an increase in our dividends payable of $5.1 million. This increase was partially offset by a decrease in our revolving line of credit loan of $9.5 million, a decrease in accounts payable and accrued expenses of $6.6 million, and a decrease in our equipment loans of $2.1 million.

Unrestricted Cash Balance

As of September 30, 2023, our unrestricted cash balance was $8.1 million compared to $9.7 million as of December 31, 2022.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $20.8 million as compared to $67.6 million for the nine months ended September 30, 2022. The decrease in cash used is primarily attributable to a decrease in real estate assets of $42.3 million, an impairment loss on real estate of $12.8 million, an increase in notes receivable of $12.0 million, an increase in accounts receivable of $5.9 million, an increase in deferred tax asset change of $6.6 million, and an increase in prepaid expenses and other assets of $3.5 million. This was partially offset by an increase in net loss of $21.2 million, a decrease in accounts payable and accrued expense of $9.2 million, and a decrease in contract assets of $2.2 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $0.2 million as compared to net cash used of $1.6 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, $1.8 million was used for furniture, fixtures, and leasehold improvements for the new corporate office and purchase of equipment, which did not recur in the nine months ended September 30, 2023. For the nine months ended September 30, 2023, there was $0.2 million of cash proceeds from the sale of equipment related to fee build and quarry projects.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $18.9 million as compared to net cash provided of $57.3 million for the nine months ended September 30, 2022. This decrease was primarily caused by a decrease in cash provided by the revolving line of credit of $24.8 million, an increase in payments on the revolving line of credit of $10.1 million, a decrease in cash provided by construction loans net of payments of $16.0 million, and a decrease in related party construction loans, net of payments of $3.5 million. This decrease was partially offset by an increase in cash provided from the public offering of $8.9 million, a decrease in cash used for preferred dividends of $5.3 million, and a decrease in financing fees on the revolving line of credit of $1.1 million.

Cash Resources

We expect that our cash resources may not be sufficient to meet our financial obligations as they become due within one year after the date that the financial statements are issued unless we sell assets at profitable levels, obtain additional financing, and/or restructure/refinance or existing debt obligations. There can be no assurance that we can sell our real estate assets at profitable levels in the current market, obtain financing in amounts or terms acceptable to us, if at all, or restructure/refinance our existing debt obligation. If we are unable to sell our real estate assets at profitable levels, obtain financing, and/or restructure/refinance our existing debt, we may have to liquidate assets at unfavorable prices or not be able to continue operations and possibly seek bankruptcy protections. (See Note 1. Nature of Operations and Summary of Significant Accounting Policies—Going Concern Uncertainty and “Item 1A. Risk Factors—Risks related to our financial condition and capital requirements.”)

Appointment of Chief Restructuring Officer

Effective November 14, 2023, our Board of Directors appointed Shelly Crocker, age 61, to serve as our Chief Restructuring Officer (“CRO”).

For the past ten years, Ms. Crocker operated Shelly Crocker LLC as a Seattle business consultant for both profit and nonprofit businesses. She regularly conducts strategic planning processes and provides interim leadership to organizations in transition or seeking strategic direction. She frequently serves as a restructuring professional, helping manage at-risk companies and building on her prior career as a restructuring attorney. She holds a Bachelor of Arts in Philosophy and History and a Master of Arts in Philosophy from the University of Washington and a Juris Doctorate from the University of Minnesota. Ms. Crocker is licensed to practice law in the state of Washington.

There are no arrangements or understandings between Ms. Crocker and any other person pursuant to which Ms. Crocker was selected as CRO. There are no family relationships between Ms. Crocker and any of our directors or executive officers. Ms. Crocker has no direct or indirect material interest in any existing or currently proposed transaction that would require disclosure under Item 404(a) of Regulation S-K.

In connection with her appointment as CRO, Ms. Crocker executed an employment agreement (the “Employment Agreement”) dated November 14, 2023, which provides, among other things, compensation at the rate of $50,000 per month for full-time services and $500 per hour if and when services are reduced to part-time. Ms. Crocker’s employment is at-will and may be terminated at any time, with or without cause. Ms. Crocker is entitled to the same benefits provided to our other executive officers and is subject to standard non-competition and non-solicitation provisions.

The foregoing summary does not purport to be complete and is qualified in its entirety to the full text of the Employment Agreement which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding revolving line of credit and our construction loans relating to the Meadowscape and Bridge View apartments. The interest rate for our variable rate indebtedness as of September 30, 2023 was equal to the daily simple secured overnight financing rate (“SOFR”) plus an applicable margin of 4.75% for the line of credit, equal to the SOFR one month rate plus an applicable margin of 7.25% for the Meadowscape construction loan, and equal to the variable prime rate plus an applicable margin of 4.38% for the Bridge View construction loan. At September 30, 2023, the daily SOFR was 5.31% and one month SOFR was 5.32%. The variable prime rate was 8.50%. A hypothetical 100 basis point increase in the interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $0.1 million for the line of credit and $0.4 million for the two construction loans, respectively. Based on this, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations, or liquidity.

At September 30, 2023, we had outstanding fixed-rate borrowings net of debt discount and financing fees of approximately $106.0 million and outstanding variable-rate borrowings net of debt discount and financing fees of approximately $50.3 million.

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

ITEM 1A. RISK FACTORS

There have been material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as disclosed below.

Risks related to our financial condition and capital requirements

Our recurring losses and negative cash flow from operations, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.

As disclosed in Note 1 of our unaudited financial statements, we believe that our current level of cash, cash equivalents and marketable securities, together with committed financing facilities, are not sufficient to fund ongoing operations for at least the twelve-month period after the financial statements are issued without additional funding or financing. The existence of these conditions raises substantial doubt about our ability to continue as a “going concern” for at least the twelve month period following the date the financial statements were issued.

Our financial statements for the quarter ended September 30, 2023 are prepared assuming that we will continue as a going concern. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize sale of our real estate assets, obtain additional financing and/or restructure/refinancing our existing debt obligations, and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. These assumptions are subject to the risks described herein. Our current cash positions and recurring operating losses have raised substantial doubt about our ability to continue as a going concern for at least the twelve month period following the date the financial statements were issued. As of September 30, 2023, we had cash and cash equivalents of $8.6 million. Further, we have incurred, and expect to continue to incur, negative cash flows in pursuit of our business plans for at least the twelve-month period following the date the financial statements are issued. Without giving effect to the prospect of raising additional capital, restructuring or refinancing our existing debt, selling our real estate assets at profitable levels, increasing revenue in the near future, or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. Management’s plans to address this uncertainty are discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our ability to continue as a going concern is dependent upon our success in obtaining additional equity or debt financing, restructuring or refinancing existing debt, selling our real estate assets as profitable levels, continuing to reduce expenditures and ultimately, generating significant revenue growth. Our plans to raise additional capital and/or restructure/refinance our existing debt, including our ability to consummate any equity or debt financing, sell our real estate assets at profitable levels, or take other actions to address any doubt regarding our ability to continue as a going concern, may not be successful. There can be no assurance that we would be able to obtain additional liquidity when needed or under acceptable terms, if at all. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees, and cause a decrease in our stock price.

There can be no assurance that our current operating plan will be achieved, that we will be able to restructure or refinance our existing debt or that additional funding will be available on terms acceptable to us, or at all. If we are unable to raise additional capital at levels sufficient to fund our operations or on terms acceptable to us, we will need to consider other various strategic alternatives, including a merger, reverse merger, sale, wind-down, bankruptcy, liquidation, dissolution or other strategic transaction, and/or be unable to continue operations. Further, if we are unable to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our business would be adversely affected if we are unable to service our debt obligations.

We have incurred substantial indebtedness. Our ability to pay interest and principal when due and comply with debt covenants depends upon, among other things, asset sales and cash flow levels and other factors that affect our future financial and operating performance, including prevailing economic conditions and financial and business factors, many of which are beyond our control. Given the current economic environment, and ongoing challenges to our business, we may be unable to service our debt obligations, or comply with the other terms of the Amendment which would among other things, result in an event of default under the Amendment and cross-defaults of our other debt instruments.

As discussed above, if we become unable in the future to generate sufficient cash flow to meet our debt service requirements, we may be forced to take remedial actions such as restructuring or refinancing our debt; seeking additional debt or equity capital; reducing or delaying our business activities and strategic initiatives, selling assets, or other strategic transactions and/or measures. There can be no assurance that any such measures would be successful, and we may be unable to continue operations and may need to consider a wind-down, bankruptcy, liquidation, dissolution, or other strategic transaction.

Our ability to obtain any additional financing or any refinancing of our debt, if needed at any time, depends upon many factors, including our existing level of indebtedness and restrictions in the agreements governing our indebtedness, historical business performance, financial projections, the value and sufficiency of collateral, prospects and creditworthiness, external economic conditions and general liquidity in the credit and capital markets. Any additional debt, equity or equity-linked financing may require modification of our existing debt agreements, which there is no assurance would be obtainable. Any additional financing or refinancing could also be extended only at higher costs and require us to satisfy more restrictive covenants, which could further limit or restrict our business and results of operations, or be dilutive to our stockholders.

Our degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk on our variable rate debt.

We have a significant amount of debt outstanding. As of September 30, 2023, we had $156.3 million of outstanding debt.

Our degree of leverage could have consequences, including:

•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, research and development and future business opportunities;
•exposing us to the risk of increased interest rates under our credit facilities to the extent such facilities have variable rates of interest, as well as to refinancing risks as facilities mature;
•limiting our ability to make strategic acquisitions and investments;
•limiting our ability to refinance our indebtedness as it becomes due; and
•limiting our ability to adjust quickly or at all to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

General economic, financial market, competitive, legislative and regulatory factors, among other things, may negatively affect our ability to fund our debt requirements or reduce our debt, which could have a material adverse effect on our business, operating results, cash flows and financial condition.

Despite our level of indebtedness, we may incur additional indebtedness. The incurrence of additional indebtedness could further exacerbate the risks associated with our degree of leverage.

We may incur additional indebtedness in the future. We could enter into higher interest rate loans in order to pay off existing debt obligations as they become due. Such additional indebtedness could exacerbate our inability to continue as a going concern by increasing, rather than decreasing, our debt servicing obligations.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	7	$3.02	7	$—
August 1, 2023 - August 31, 2023	6	2.54	6	—
September 1, 2023 - September 30, 2023	—	—	—	—
Total	13	—	13	—

(1) Represents shares surrendered to us by employees to satisfy tax withholding obligations arising in connection with the vesting of 40 shares of common stock awarded under our 2020 Restricted Stock Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the year ended December 31, 2022, we failed to meet two financial covenants of the Loan Agreement with BankUnited, N.A. (the “Lender”), dated March 7, 2022 (the “Loan Agreement”). Under the Loan Agreement, we covenanted that we would not allow our Interest Coverage Ratio as of the last day of each fiscal quarter to be less than 2.50 and that we would not allow our Consolidated Liquidity as of the last day of each fiscal quarter to be less than $5 million. The Interest Coverage Ratio is defined as the ratio of EBITDA for the trailing four quarters to Interest Expense for the trailing four quarters. Consolidated Liquidity is defined as cash and cash equivalents plus marketable securities, plus 30-day short-term receivables minus short-term payables. As of December 31, 2022, we were not in compliance with the minimum interest coverage ratio requirement and consolidated liquidity covenant. Under the Loan Agreement, a failure to maintain the required financial covenants is defined as an “Event of Default.” For such Event of Default, the Lender may accelerate all amounts due under the Loan.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Appointment of Chief Restructuring Officer

Effective November 14, 2023, our Board of Directors appointed Shelly Crocker, to serve as our Chief Restructuring Officer (“CRO”) as noted in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The employment agreement is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

Indemnification Agreements

Effective as of November 12, 2023, in accordance with the terms of our Second Amended and Restated Bylaws, the Audit Committee and Board of Directors approved an indemnification agreement (the “Indemnification Agreement”) to be entered into with each of our directors and executive officers (each, an “indemnitee”). Pursuant to the terms of the Indemnification Agreement, we agreed to provide each indemnitee contractual indemnification meant to supplement the indemnification obligations within our charter documents and as provided by applicable law. The Indemnification Agreement provides that we will indemnify the indemnitee to the fullest extent permitted by law, as may be amended from time to time, against any and all expenses actually and reasonably incurred by the indemnitee or on the indemnitee’s behalf in connection with any proceeding or claim that the indemnitee is a party or is threatened to be made a party by reason of the indemnitee’s corporate status if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to our best interests and, with respect to any criminal action or proceeding, the indemnitee had no reasonable cause to believe that the indemnitee’s conduct was unlawful. In addition, the Indemnification Agreement provides for the advancement of fees and expenses, including fees and expenses for serving as a witness in any proceeding relating to the indemnitee’s corporate status, subject to certain exceptions. The duration of each Indemnification Agreement shall continue after the indemnitee has ceased to serve as a director or officer and shall be binding upon us and our successors and assigns and inure to the benefit of the indemnitee's heirs, executors, and administrators.

The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Indemnification Agreement which is filed herewith as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

10.1	Employment Agreement with Shelly Crocker, dated November 14, 2023		10.1		X
10.2	Form of Indemnification Agreement, dated November 12, 2023		10.2		X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1		X
31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2		X
32.1	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1		X
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: November 14, 2023	By	/s/ Jeffrey Habersetzer
Jeffrey Habersetzer Interim Chief Executive Officer and Interim President (Principal Executive Officer)

Date: November 14, 2023	By	/s/ Yoshi Niino
Yoshi Niino Chief Accounting Officer (Principal Financial and Accounting Officer)