Form 10-K/A
period 2022-12-31
Harbor Custom Development, Inc.
filed 2024-01-18
CIK 1784567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__to

Commission file number 001-39266

Harbor Custom Development, Inc.

(Exact name of registrant as specified in its charter)

Washington	46-4827436
(State of organization)	(I.R.S. Employer Identification No.)

1201 Pacific Avenue, Suite 1200

Tacoma, Washington 98402

(Address of principal executive offices)

(253) 649-0636

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HCDI*	The Nasdaq Stock Market LLC
Series A Cumulative Convertible Preferred Stock	HCDIP*	The Nasdaq Stock Market LLC
Warrants	HCDIW*	The Nasdaq Stock Market LLC
Warrants	HCDIZ*	The Nasdaq Stock Market LLC

*	As of the date of this filing, Form 25-NSE to remove our securities from being listed on The Nasdaq Stock Market LLC has not yet been filed with the Securities and Exchange Commission.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

The registrant had outstanding 719,152 shares of common stock as of March 28, 2023.

Auditor Name	Auditor Location	Auditor Firm ID
Rosenberg Rich Baker Berman P.A.	Somerset, New Jersey	089

EXPLANATORY NOTE

References to the “Company,” “HCDI,” “we,” “us,” and “our” refer to Harbor Custom Development, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “Annual Report”) of the Company for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. Specifically, this Amendment amends and restates Part II, Item 9A, “Controls and Procedures” in its entirety: (1) to include management’s annual report on internal control over financial reporting as required by Item 308(a) of Regulation S-K, and (2) in light of the Company’s inadvertent omission of the foregoing, to amend the Company’s determination regarding the effectiveness of the Company’s disclosure controls and procedures as ineffective as of December 31, 2022.

The Company failed to include management’s annual report on internal control over financial reporting in the Annual Report when it was originally filed on March 31, 2023 as it had previously relied on an exemption established by the SEC for newly public companies that did not require such disclosure. The omission of the disclosure had no impact on the consolidated financial statements and other disclosures contained in the Annual Report. Management was aware of its responsibility for establishing adequate internal controls over financial reporting at that time, had such internal controls in place at that time, and complied with the procedures established by the internal controls framework; the specific disclosure item was merely inadvertently omitted from the Annual Report. However, due to this omission, the Company has determined that it did not maintain effective disclosure controls and procedures and did not maintain effective internal controls over financial reporting as of December 31, 2022.

Except as described above, no other changes have been made to the Annual Report. The Annual Report continues to speak as of the original filing date of the Annual Report. This Amendment to the Annual Report is only being filed to revise Item 9A and does not change the previously reported financial statements or any of the other disclosures contained in the Annual Report originally filed on March 31, 2023. The Company has not updated or amended any other disclosures contained therein to reflect any events which occurred after March 31, 2023. other than as expressly indicated in this Amendment. In addition, the Exhibit Index in Item 15 of Part IV of the Annual Report is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Interim Chief Executive Officer and President and Chief Accounting Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Interim Chief Executive Officer and President and Chief Accounting Officer (our principal executive officer and principal financial and accounting officers, respectively) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As further described below, our management believes that they have remediated certain internal weaknesses that were present during the year ended December 31, 2021. However, while that assessment was included in our Annual Report when it was originally filed on March 31, 2023, we inadvertently failed to include management’s annual report on internal control over financial reporting in the Annual Report. Previously, we relied on an exemption established by the SEC for newly public companies that allowed us to exclude management’s report on internal control over financial reporting. As further explained in the Explanatory Note, we have amended this Annual Report to now include our management’s report on internal control over financial reporting.

In light of the foregoing inadvertent omission of the management’s report, our Interim Chief Executive Officer and President and Chief Accounting Officer concluded that our disclosure controls and procedures were operating ineffectively as of December 31, 2022.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Our internal control over financial reporting is a process under the supervision of our Interim Chief Executive Officer and President and Chief Accounting Officer (our principal executive and principal financial and accounting officers, respectively), and effected by our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and Board of Directors; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including our Interim Chief Executive Officer and President and Chief Accounting Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such framework, management determined that our internal control over financial reporting was ineffective as of December 31, 2022. The ineffectiveness of our internal control over financial reporting was due to our inadvertent omission to include management’s report on internal control over financial reporting in the Annual Report, which we have identified as a material weakness. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding our identification of this omission as a material weakness, it had no impact on the consolidated financial statements contained in the Annual Report.

Remediation Status and Plan

In our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in internal control over financial reporting relating to diluted earnings per share as indicated in our amended 2021 Annual Report on Form 10-K/A filed on May 2, 2022 as well as the third quarter 2021 Quarterly Report on Form 10-Q/A, filed with the SEC on May 2, 2022, both of which were restated within the year ended December 31, 2022. Management improved the system of evaluating and implementing the accounting standards that apply to our financial statements and has significantly enhanced our accounting team through the hirings of a Director of Accounting, Senior Manager of SEC Reporting, Senior Finance Manager, and Tax Manager. We also provided additional training to our personnel and engaged a nationally recognized third-party accounting firm with whom our management and accounting personnel can consult regarding the application of complex accounting transactions. Management monitored the improvements made to the overall control environment during the first two quarters of the year and sufficiently tested the effectiveness of internal controls surrounding diluted earnings per share during the second quarter of 2022. Based on this evaluation, our Interim Chief Executive Officer and President and Chief Accounting Officer concluded that this material weakness has been remediated as of December 31, 2022.

Management plans to remediate the inadvertent omission highlighted in this Amendment by enhancing review processes within our reporting structure to ensure comprehensive reviews of all filing requirements and filings for completeness and accuracy.

This Annual Report does not include an attestation report from our independent registered public accounting firm regarding internal control over financial reporting as this management’s report is not subject to attestation by our independent registered public accounting firm due to an exemption established by rules of the SEC for emerging growth companies as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the enhancements to internal controls related to diluted earnings per share, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(f) of the Exchange Act that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS

Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Conversion and Articles of Incorporation of the Registrant dated October 1, 2018	S-1	3.1	3/31/2020
3.2	Articles of Amendment of Articles of Incorporation of the Registrant dated December 7, 2018	S-1	3.2	3/31/2020
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated August 1, 2019	S-1	3.3	3/31/2020
3.4	2nd Amended and Restated Bylaws of the Registrant, dated January 15, 2020	S-1	3.4	3/31/2020
3.5	Articles of Amendment of Articles of Incorporation of the Registrant, dated April 16, 2020	S-1	3.5	4/28/2020
3.6	Articles of Amendment of Articles of Incorporation of the Registrant, dated March 1, 2023	8-K	3.1	3/03/2023
4.1	2018 Incentive and Non-Statutory Stock Option Plan, dated November 19, 2018	S-1	4.1	3/31/2020
4.2	2020 Restricted Stock Plan, dated October 13, 2020	10-Q	10.1	11/16/2020
4.3	Certificate of Designation of 8.0% Series A Cumulative Convertible Preferred Stock, dated June 8, 2021	8-K	3.1	6/10/2021
4.4	Warrant Agency Agreement between the Registrant and Mountain Share Transfer, Inc., dated June 11, 2021	8-K	4.1	6/14/2021
4.5	Certificate of Amendment of Certificate of Designation of 8.0% Series A Cumulative Convertible Preferred Stock, dated August 13, 2021	S-1	3.7	9/10/2021
4.6	Warrant Agency Agreement between the Registrant and Mountain Share Transfer, Inc., dated October 7, 2021	8-K	4.1	10/08/2021
4.7	Description of Capital Stock	10-K	4.7	3/31/2023
10.1	Director Agreement between the Registrant and Richard Schmidtke, dated October 17, 2018	S-1	10.4	3/31/2020
10.2	Independent Director Agreement with Larry Swets, dated March 22, 2020	S-1	10.11	3/31/2020
10.3	SoundEquity, Inc. Loan Package, dated November 13, 2019	S-1	10.12	4/28/2020
10.4	Indemnification Agreement with Larry Swets, dated June 1, 2020	S-1	10.17	6/19/2020
10.5	Lease Agreement with Burnham Partners LLC, dated February 18, 2021	10-K	10.22	3/31/2021
10.6	SoundEquity, Inc. Loan Package, dated October 4-5, 2021	10-K	10.25	3/31/2021
10.7	Promissory Note with Sound Capital Loans, LLC, dated January 22, 2021	10-K	10.26	3/31/2021
10.8	Lease Agreement with University Street Properties I, LLC, dated July 27, 2021	10-K	10.13	3/24/2022
10.9	Offer of Employment to Lance Brown dated November 1, 2021.	10-K	10.14	3/24/2022
10.10	Loan Agreement with BankUnited, N.A., dated March 7, 2022	8-K	1.1	3/10/2022
10.11	Security Agreement with BankUnited, N.A., dated March 7, 2022	8-K	1.2	3/10/2022

10.12	Revolving Line of Credit Promissory Note with BankUnited, N.A, dated March 7, 2022	8-K	1.3	3/10/2022
10.15	Employment Agreement with Sterling Griffin, dated May 26, 2022	10-K	10.15	3/31/2023
10.16	Employment Agreement with Jeffrey Habersetzer, dated May 26, 2022	10-K	10.16	3/31/2023
10.17	Amended Loan Agreement with BankUnited N.A., dated February 22, 2023	10-K	10.17	3/31/2023
23.1	Consent of Rosenberg Rich Baker Berman, P.A.				*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	32.1	3/31/2023
101. INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: January 18, 2024	By	/s/ Jeffrey Habersetzer
Jeffrey Habersetzer Interim Chief Executive Officer and Interim President (Principal Executive Officer)

Date: January 18, 2024	By	/s/ Yoshi Niino
Yoshi Niino Chief Accounting Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Habersetzer	Interim Chief Executive Officer and Interim President	January 18, 2024
Jeffrey Habersetzer	(Principal Executive Officer)

/s/ Yoshi Niino	Chief Accounting Officer	January 18, 2024
Yoshi Niino	(Principal Financial and Accounting Officer)

/s/ Dennis Wong	Director	January 18, 2024
Dennis Wong

/s/ Karen Bryant	Director	January 18, 2024
Karen Bryant

/s/ Chris Corr	Director	January 18, 2024
Chris Corr

/s/ D. David Chandler	Director	January 18, 2024
D. David Chandler

