Form 10-K
period 2023-12-31
Harbor Custom Development, Inc.
filed 2024-03-29
CIK 1784567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

(253) 649-0636

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HCDIQ*	OTC Markets
Series A Cumulative Convertible Preferred Stock	HCDPQ*	OTC Markets
Warrants	HCDWQ*	OTC Markets
Warrants	HCDZQ*	OTC Markets

*	The Nasdaq Stock Market LLC filed a Form 25-NSE on February 15, 2024 to deregister the Company’s securities under Section 12(b) of the Securities Exchange Act of 1934, as amended.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive o?cers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $3.02 for shares of the Registrant’s common stock as reported by the Nasdaq Stock Market LLC, was approximately $5.0 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had outstanding 2,686,431 shares of common stock as of March 28, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. These forward-looking statements may include projections and estimates concerning specific projects; our future revenues, income, cost of sales, expenses, and capital spending; and the effects of our filing of voluntary petitions under chapter 11 of the United States Bankruptcy Code (“Chapter 11”). Our forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “intend,” “anticipate,” “potential,” “plan,” “goal,” “foresee,” “likely,” “target,” “may,” “should,” “could,” or other words that convey the uncertainty of future events or outcomes.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report and are subject to risks and uncertainties. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory, and other risks, contingencies, and uncertainties, most of which are difficult to predict and many of which are beyond our control, including uncertainties related to our Chapter 11 proceedings. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on forward-looking statements contained herein.

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

SUMMARY OF RISK FACTORS

The following factors, among others, may cause our actual results, performance, or achievements to differ materially from any future results, performance, or achievements expressed or implied by these forward-looking statements:

●	our Chapter 11 Case makes our historical financial information not indicative of our future performance, if any;
●	there is a substantial doubt regarding our ability to continue as a going concern;
●	not being able to obtain confirmation of our proposed Chapter 11 plan;
●	not having sufficient cash to maintain our operations and proposed Chapter 11 plan during the Chapter 11 Case;
●	being dependent on only a few highly skilled employees to navigate the Chapter 11 Case;
●	not being able to realize value from our assets;
●	not being able to realize full or market value from our assets as a result of our entities being in a Chapter 11 proceeding or other factors;
●	the amount of claims allowed could significantly exceed our estimates;
●	delisting of our securities from Nasdaq and the risks associated with the over the counter market;
●	potential suspension of our SEC reporting obligations;
●	operating in bankruptcy for a long period of time;
●	economic changes either nationally or in the markets in which we operate, may adversely affect our proposed Chapter 11 plan, including declines in employment, continued increases of mortgage interest rates, and inflation;
●	downturn in the homebuilding industry;
●	changes in assumptions used to make industry forecasts;
●	volatility and uncertainty in the credit markets and broader financial markets;
●	our future operating results, if any, and financial condition;
●	our business operations;
●	changes in our business and investment strategy;
●	availability, terms, and deployment of capital;
●	shortages of or increased prices for labor, land, or raw materials used in housing construction;
●	delays in land development or home construction resulting from adverse weather conditions or other events outside our control;
●	the cost and availability of insurance and surety bonds;
●	changes in, or the failure or inability to comply with, governmental laws and regulations;
●	the timing of receipt of regulatory approvals and the opening of projects;
●	the degree and nature of our competition;
●	our leverage and debt service obligations;
●	general volatility of the capital markets;
●	availability of qualified personnel and our ability to retain our key personnel;
●	our financial performance;
●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act; and
●	additional factors discussed under the sections “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Our Business.”

PART I

Throughout this Annual Report, references to the “Company,” “HCDI,” “we,” “us,” and “our” refer to Harbor Custom Development, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

ITEM 1. BUSINESS

Our Company

Harbor Custom Development, Inc. is a real estate development company which is now in the process of winding-down its operations and liquidating all of its assets pursuant to a proposed Chapter 11 Plan (the “Proposed Plan”), subject to Bankruptcy Court approval.

For the years ended December 31, 2023, and December 31, 2022, our total revenues were $59.3 million and $55.4 million, respectively. As of December 31, 2023, and December 31, 2022, our backlogs of fully executed contracts for the sale of developed residential lots and single-family homes were $0.6 million and $8.4 million, respectively. Our fee build backlogs as of December 31, 2023, and December 31, 2022, were $0.02 million and $0.8 million, respectively.

In 2022, we had two entitled land sales and sold 33 developed lots and 27 homes. The two entitled land sales represented 14% of total revenue in 2022. The 33 developed lot sales represented 17% of total revenue in 2022. Our 2022 home sales represented 52% of total revenue, and home selling prices ranged from $0.7 million to $1.7 million.

In 2023, we had no entitled land sales and sold two multi-family properties, 56 developed lots, and six homes. The multi-family revenues represented 65% of total revenue in 2023. The developed lot sales represented 19% of total revenue in 2023. Our 2023 home sales represented 15% of total revenue, and home selling prices ranged from $1.0 million to $1.6 million.

As of March 28, 2024, we own or control 15 communities in Washington, Texas, California, and Florida, containing approximately 517 units or lots in various stages of development. (See Item 2. Properties) We have 15 single family homes, three multi-family apartments, 106 developed lots, and 13 land parcels. All single-family homes and developed lots are being offered for sale. The majority of land projects are offered for sale in existing condition. Several parcels in Semiahmoo are near the next stage of entitlements which we are working towards achieving. All multi-family apartments are substantially complete with lease up in progress. We have engaged a real estate brokerage and workout firm and an investment banking firm specializing in special situations, restructurings, bankruptcies, receiverships and Article 9 sales to sell our multi-family portfolio in Washington, which includes four of the 15 communities and 385 of the referenced 517 units or lots, as more further described below. We will continue to collect lease revenue from our multi-family properties until such communities have been sold.

While we have continued to generate revenue, these revenue streams have proved insufficient to cover our ongoing cash requirements. In addition, we faced several issues in our operations including: (1) cost overruns and construction delays on land development; (2) continuing challenges resulting from the Covid-19 Global Pandemic; (3) a shift in building strategy; (4) a decline in the real estate market leading to delayed sales at lower-than-expected prices; (5) delayed timelines and contractor issues that affected our ability to realize revenue on their expected timelines; and (6) debt service payment requirements to a revolving lender that strained our cash position and ability to meet our obligations to our stakeholders. These factors, among others, placed significant strain on cash flow and cash reserves, ultimately leading to filing for Chapter 11 protection as our management and board of directors determined that it was in the best interests of the Company and its stakeholders.

Chapter 11 Bankruptcy

On December 11, 2023 (the “Petition Date”), we and certain of our wholly owned subsidiaries, including Belfair Apartments, LLC; Pacific Ridge CMS, LLC; HCDI FL Condo LLC; HCDI Bridgeview LLC; HCDI Semiahmoo LLC; and Beacon Studio Farms LLC (collectively, the “Debtors”), filed a voluntary petition (the “Bankruptcy Petition”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Washington (such court, the “Bankruptcy Court” and such case, the “Chapter 11 Case”). We expect to continue to operate our business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure our ability to continue operating in the ordinary course of business, we filed motions seeking customary “first-day” relief with the Bankruptcy Court, including, among other things, authority to use cash collateral, pay employee wages and benefits, and pay other vendors and suppliers in the ordinary course for all services provided after the Petition Date, limit certain Bankruptcy Court requirements for notice to equity security holders, sell real property in the ordinary course of business, and other motions, as appropriate. These motions remain subject to approval by the Bankruptcy Court.

On December 15, 2023, the Bankruptcy Court entered an Interim Order Approving Notification and Hearing Procedures for Certain Transfers of Common and Preferred Stock and Granting Related Relief (the “Order”). The Order is designed to establish certain procedures (the “Procedures”) to protect any potential value of our net operating loss carryforwards and other tax attributes (the “NOLs”). The Order establishes, among other things, the Procedures with respect to direct and indirect trading and transfers of our stock in order to protect any potential value of our NOLs for use in connection with the reorganization. As approved on an interim basis, the Procedures restrict transactions involving, and require notices of the holdings of and proposed transactions by, any person or group of persons that is or, as a result of such a transaction, would become, a Substantial Shareholder. A “Substantial Shareholder” for purposes of the Procedures, is defined as any entity or individual that has Beneficial Ownership of at least (a) 5% of all issued and outstanding shares of common stock (being 2,686,431 shares as of March 28, 2024) or (b) 5% of all issued and outstanding shares of preferred stock (being 3,799,799 shares as of March 28, 2024). Any prohibited transfer of common or preferred stock in violation of the Procedures shall be null and void ab initio.

On February 2, 2024, our wholly owned subsidiary, Tanglewilde, LLC (included as a “Debtor”), also filed a Bankruptcy Petition for reorganization under Chapter 11 of the Bankruptcy Code. Tanglewilde, LLC has been added into our pending Chapter 11 Case.

On February 16, 2024, we issued a press release announcing our intention to file a Chapter 11 plan (the “Chapter 11 Plan”) with the Bankruptcy Court approximately in late February proposing the orderly wind down of our operations and the voluntary liquidation of all of our remaining assets, rather than a restructuring of our business. The proposed Chapter 11 Plan is subject to the approval of the Bankruptcy Court.

Further, we retained Keen-Summit Capital Partners LLC (“Keen”), a real estate brokerage and workout investment banking firm, to manage the sale of our multi-family real estate portfolio. The portfolio includes the Belfair View Apartments in Belfair, Washington; the Bridgeview Trail Apartments in Port Orchard, Washington; the Meadowscape Apartments in Olympia, Washington; and the Pacific Ridge Apartments in Tacoma, Washington. Any sale by Keen is subject to approval by the Bankruptcy Court.

On March 5, 2024, we filed a Joint Chapter 11 Plan which contains multiple proposals to handle the liquidation of our company (the “Proposed Plan”) and a related proposed disclosure statement with the Bankruptcy Court (“Disclosure Statement”). We can provide no assurance that the Proposed Plan will be accepted by creditors or shareholders, who may object to the Proposed Plan, or confirmed by the Bankruptcy Court (or, even if confirmed, that the Proposed Plan will become effective). We are authorized to solicit votes from our creditors and our shareholders for approval of the Proposed Plan. The Proposed Plan (and its consummation) remain subject to Bankruptcy Court approval and satisfaction of other conditions contained in the Proposed Plan. The Proposed Plan and Disclosure Statement describe, among other things, the material terms of the Proposed Plan; our corporate history, structure, and business overview; the events leading to the Chapter 11 Case; the proposed treatment of Claims and Interests (defined below) under the Proposed Plan; certain events that have occurred or are anticipated to occur during the Chapter 11 Case, and certain other aspects of the Proposed Plan. All distributions under the Proposed Plan would come from the Debtors’ cash on hand and other assets, which would generally be distributed, subject to the terms of the Proposed Plan, to classes of claims of creditors (“Claims”) and treatment of equity interests of shareholders (“Interests”) in order of their respective priorities under the Bankruptcy Code. The Disclosure Statement provides disclosures regarding the anticipated recoveries to holders of Claims and Interests pursuant to the Proposed Plan, including holders of our securities, which remain to be determined. No assurance can be made with respect to any distributions or recoveries with respect to Claims or Interests under the Proposed Plan.

Outstanding Debt

The filing of the Bankruptcy Petition constitutes an event of default under our outstanding indebtedness for borrowed money as of the petition date, including (collectively, the “Outstanding Indebtedness”):

-	Loan Agreements with related lenders known as “Sound Capital,” specifically, Sound Capital Loans, LLC; Sound Capital Construction Fund, LLC; and Sound Equity High Income Debt Fund, LLC, dated various dates, in the principal amount in the aggregate of $60,108,867 plus accrued interest thereon, including interest at the lesser of (a) annualized default interest rate of approximately 24% or (b) interest rate allowed by law since default thereon;
-	Loan Agreements with related lenders known as “Marquee,” specifically Mandalay Income Fund, I, LP; Oakhurst Income Fund II, LP; and Oakhurst Opportunity Lending Fund I, L.P., dated various dates, in the principal amount in the aggregate of $31,289,325 plus accrued interest thereon, including an annual default interest rate at 13.55%, 13.625%, 15.75%, or 16.00% depending on the loan agreement or the maximum interest rate allowed by law since default thereon;
-	the Loan Agreement with Fratelli’s LLC, dated May 25, 2022, in the principal amount of $8,000,000 plus accrued interest thereon, including interest at the default interest rate of 18% since November 30, 2023;
-	the Loan Agreement with Benaroya Holdings, LLC, dated January 30, 2023 and the Amendment to the Loan Agreement, dated May 5, 2023, in the principal amount of $5,300,000 plus accrued interest thereon, including default interest at the rate of 18% per annum since default thereon;
-	the Loan Agreement with 222, Limited Liability Company; Cynthia A. Blair; Michael A. Raquiza; and William Chunyk, dated September 19, 2022, in the principal amount of $3,500,000 plus accrued interest thereon, including interest at a rate equal to 4% greater than the current rate of 10% since default thereon;
-	the Loan Agreement with North Carolina Empowering Kids & Communities Foundation, Inc., dated November 1, 2022, in the principal amount of $2,500,000 plus accrued interest thereon, including interest at a rate equal to 4% greater than the current rate of 10% since default thereon;
-	the Loan Agreement with BankUnited, N.A., dated March 7, 2022 and the Amendment to the Loan Agreement, dated February 22, 2023, in the principal amount of $14,178,674 (according to BankUnited, N.A.) plus accrued interest thereon, including interest at the default rate from December 4, 2023, which rate floats at the contract rate plus 3%, until the debt is paid in full; and
-	the Promissory Note with Buchanan Mortgage Holdings, LLC dated August 19, 2022, in the principal amount of $34,048,901 as of February 2, 2024.

The terms of the Outstanding Indebtedness provide that, as a result of the Bankruptcy Petition, the principal and interest under such Outstanding Indebtedness shall be immediately due and payable. Any efforts to enforce such payment obligations are automatically stayed as a result of the Bankruptcy Petition and the creditors’ rights of enforcement are subject to the Bankruptcy Code.

Nasdaq Delisting

On December 12, 2023, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, following Nasdaq’s review of our press release related to the Bankruptcy Petition and other publicly available information, and in accordance with Listing Rules 5101, 5110(b) and IM-5101-1, Nasdaq determined that our securities will be delisted from Nasdaq. Trading of our common stock (HCDI), preferred stock (HCDIP), and two classes of warrants (HCDIW and HCDIZ) was suspended at the opening of trading on December 21, 2023.

Nasdaq based its determination upon concerns related to (i) our announcement that we filed for protection under Chapter 11 of the United States Bankruptcy Code and associated public interest concerns raised by such filing, (ii) the residual equity interest of the existing listed securities holders, and (iii) our ability to sustain compliance with all requirements for continued listing on Nasdaq. Nasdaq also noted that we no longer complied with Nasdaq’s audit committee requirements as set forth in Listing Rule 5605, which cure period to regain compliance was until the earlier of our next annual shareholders’ meeting or September 18, 2024. The Nasdaq notice also advised us of our right to request an appeal of the determination. We did not pursue such appeal.

On December 20, 2023, we received a notice from FINRA’s Department of Market Operations (the “FINRA Notice”) informing the Company that the trading symbols HCDIQ, HCDPQ, HCDWQ, and HCDZQ were assigned to our common stock, preferred stock, and warrants, respectively, and that as of December 21, 2023, our aforementioned securities would be quoted and traded in the market for unlisted securities (i.e., the “over-the-counter market” or “OTC”). As a result, trading of such securities commenced on OTC Pink Current Information on December 21, 2023 under the trading symbols HCDIQ, HCDPQ, HCDWQ, and HCDZQ.

On February 15, 2024, Nasdaq filed a Form 25-NSE with the Commission which will remove all of our securities from listing and registration on Nasdaq.

Additional Information on the Chapter 11 Case

Court filings and information related to the bankruptcy can be found at https://cases.creditorinfo.com/hcdi. The documents and other information available via website or elsewhere are not part of this Annual Report and shall not be deemed incorporated herein.

Our Business

Harbor Custom Development, Inc. is a real estate development company which is now in the process of winding-down its operations and liquidating all of its assets pursuant to a proposed Chapter 11 Plan (the “Proposed Plan”), subject to Bankruptcy Court approval. The description of our business below is presented for historical purposes to cover the time periods discussed in this Report as well as our current operations under Chapter 11 proceedings.

Our business is involved in all aspects of the land development cycle, including land acquisition, entitlements, development, construction of project infrastructure, single and multi-family vertical construction, marketing, and sales of various residential projects in Washington, California, Texas, and Florida.

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

We have a portfolio of land, lots, home plans, and entitled multi-family plats. In addition to our single-family residential projects, we build, rent, and hold for sale townhomes and apartments on several multi-family sites in Washington. (See Item 2. Properties.)

We are a general contractor and constructed single-family homes, townhomes, and apartments utilizing a base of employees in conjunction with third-party subcontractors.

Our Markets

We own residential lots, single-family homes, townhomes, and apartments in Washington, California, Florida, and Texas.

Our Products

We offer a diverse portfolio of finished lots, single-family homes and multi-family communities, including townhomes, and apartments. Being product-agnostic provided us great flexibility to maintain appropriate consumer product and price level diversification for our specific markets. We focus on underserved consumer groups for each of our locations while attempting to diversify as to not overly concentrate our land portfolio in any one area. Building at multiple price points enables us to quickly adjust to changing consumer and market demands. Buyer profiles are developed for each market, and our communities are designed with the specific needs of those buyers in mind.

Land Acquisition and Development Process

Our integrated business model is designed to monetize land during three distinct stages of the development cycle.

●	Sale of Entitled Land – Property sold following the controlling jurisdiction’s approval of a permitted residential use or other use, as applicable.
●	Sale of Developed Lots - Property sold after infrastructure is completed, including roads, sidewalks, and utilities.
●	Sale of Completed Building Product – Property sold following the construction of a single-family home, townhome, or apartment.

We also provide services as fee build revenues to construct the required infrastructure so that houses can be developed on the lots.

Our acquisition process generally includes the following steps:

●	review of the status of entitlements and other governmental processing, including title reviews;
●	complete due diligence on the land parcel prior to committing to the acquisition;
●	prepare detailed budgets for all cost categories;
●	complete environmental reviews and third-party market studies; and
●	evaluate economic feasibility within the context of the above strategies.

Before purchasing large land tracts, we engage outside engineers and consultants to help review the proposed acquisition and assist with community and home design.

Home Building, Marketing, and Sales Process

Our philosophy is to develop beautiful and practical living spaces for growing communities. Our strategy is to acquire land with scenic views or convenient access to freeways and public transportation to develop and sell residential lots, new home communities, and multi-story apartment properties within a 20- to 60-minute commute of the nation’s fastest-growing metro employment corridors.

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

Our multi-family construction offers comparable finishes to a new construction home, featuring quartz countertops, stainless steel kitchen appliances, in-unit washer and dryer, and premium flooring. The floorplans are designed to support the communities we serve, including but not limited to, studios, one bedroom with one bath, two bedrooms with two baths, and a loft feature. Many communities offer recreational buildings for tenants to gather with neighbors, and entertain their families.

We utilize strategic partnerships with local real estate brokers and property management companies who specialize in their local markets. We sell our homes, land, and apartments through independent real estate brokers and sales representatives who assisted potential buyers by providing them with basic floor plans, price information, development and construction timetables, and property tours. We rent our multi-family properties through property management companies who assist potential renters by providing them with floor plans, pricing information, tours of the apartments, and screening and processing applications.

The home building revenues are recognized when home sales are finished, closed, and title and possession are transferred to the buyer. Our sales contracts typically require an earnest money deposit. Buyers are generally required to pay an additional deposit when they select options or upgrades for their homes. The amount of earnest money required varies between markets and communities but typically averaged approximately 2% of the home’s total purchase price. Most of our sales contracts stipulate when homebuyers cancel their contracts with us, following a specified period of time, we have the right to retain their earnest money and option deposits. Our sales contracts may also include contingencies that permit homebuyers to cancel and receive a partial or full refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified time period or if they cannot sell an existing home. The length of time between the signing of a sales contract for a home and delivery of the house to the buyer varies depending on closing schedules.

Our multi-family communities are constructed to satisfy market demand for available rental housing, and construction is generally facilitated when financing is secured. We begin renting the units once we have acquired occupancy permits with the intention to sell the project during construction or upon complete build-out of the project and rental stabilization.

Materials

When constructing our projects, we use various materials and components. The typical build time for our single-family homes is nine to 12 months, and for our multi-family communities is 18 to 24 months, during which time materials are subject to price fluctuations. Such price fluctuations are caused by several factors, including seasonal variations in availability, international trade disputes and resulting tariffs, and increased demand for materials due to the improved market.

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

Seasonality

We experience seasonal variations in our quarterly operating results and capital requirements. We typically experienced the highest new home sale activity in the spring and summer, although this activity also highly depends on the number of active selling communities, the timing of new community openings, and other market factors. Since it typically takes nine to 12 months to construct a new home, we generally deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs, and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year.

While the leasing side of multi-family communities can experience some seasonality during the winter holiday months, the construction side typically doesn’t show seasonality patterns. The building process typically takes 18 to 24 months, depending on the size of the project, the site development scope, and other project or market factors.

Governmental Regulation and Environmental Matters

We are subject to numerous local, state, federal, and other statutes, ordinances, rules, and regulations concerning zoning, development, building design, construction, and similar matters which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular area. Projects that are not entitled may be subject to periodic delays, changes in use, less intensive development, or elimination of development in certain specific areas due to government regulations. We may also be subject to periodic delays or may be precluded entirely from developing in certain communities due to building moratoriums or “slow-growth” or “no-growth” initiatives. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction. Projects for which we have received land use and development entitlements or approvals may still require a variety of other governmental approvals and permits during the development process and can also be impacted adversely by unforeseen health, safety, and welfare issues, which can further delay these projects or prevent their development.

We are also subject to a variety of local, state, federal, and other statutes, ordinances, rules, and regulations concerning the environment. The particular environmental laws which apply to any given construction site varied according to the site’s location, its environmental conditions, and the uses of the site, as well as adjoining properties. Environmental laws and conditions may result in delays and can prohibit or severely restrict building activity in environmentally sensitive regions or areas.

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

Competition and Market Factors

We face competition in the homebuilding industry, which is characterized by relatively low barriers to entry. Homebuilders compete for, among other things, homebuying customers, desirable land parcels, financing, raw materials, and skilled labor. Increased competition may prevent us from acquiring attractive land parcels on which to build homes, apartments, townhomes, or deliver finished lots, make such acquisitions more expensive, hinder our market share expansion, or lead to pricing pressures that may adversely impact our margins and revenues. Competitors may independently develop land and construct housing units that are superior or substantially similar to our products and because they are or may be significantly larger, have a longer operating history, and have greater resources or lower cost of capital than us, may be able to compete more effectively in one or more of the markets in which we operate or plan to operate. We also compete with other homebuilders with longer-standing relationships with subcontractors and suppliers in the markets in which we operate or plan to operate. If our Proposed Plan is approved, we will face competition for the sale of our assets.

Human Capital

We experienced a significant decrease in the number of our employees. As of March 28, 2023, we had 41 full time employees and as of March 28, 2024, we had eight full-time employees; none of which are covered by a collective bargaining agreement.

Our human capital resources objectives include, as applicable, retaining, incentivizing and integrating our existing employees, advisors, and consultants. We do not plan to give additional equity in the future. The principal purposes of our equity incentive plans in the last two fiscal years were to attract, retain, and reward personnel through the granting of equity-based compensation awards.

Available Information

Our website address is www.harborcustomdev.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other publicly filed documents, including all exhibits filed therewith, are available and may be accessed free of charge through the Investor Relations section of our website under the SEC Filings subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC at www.sec.gov. Also available through the Investor Relations section of our website are reports filed by our directors and executive officers on Forms 3, 4, and 5, and amendments to those reports. Our website and included or linked information on our website are not incorporated into this Annual Report. Resources for the Company’s creditors and equity interest holders can be found by visiting the website at https://cases.creditorinfo.com/hcdi, including court filings and other documents related to the Chapter 11 process. Aditi Paranjpye at Cairncross & Hempelmann, P.S. is serving as lead bankruptcy legal counsel to the Company.

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

Bankruptcy Related Risks:

As a result of the Chapter 11 Case, our historical financial information may not be indicative of our future performance.

We previously had contracts for sale on several properties. However, some of these contracts were cancelled as the offerors were not able to obtain financing on acceptable terms. Any additional offers that we received for our properties were substantially lower than our listing price whereby we would not generate a profitable exit at such prices. Due to these factors, along with cost overruns and construction delays, a decline in the real estate market, delayed timelines, and debt service payments, we determined it was in the best interests of our shareholders and creditors to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Case, cease our real estate acquisition, development, and construction operations and cease any new projects.

Therefore, the nature of our current business activities is materially different than prior to filing the Chapter 11 Case on December 11, 2023. Furthermore, during the Chapter 11 Case, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, new claims that may be significant, and claims assessments significantly impact our consolidated financial statements.

The Bankruptcy Court established February 16, 2024 as the deadline by which parties were required to file proofs of claim in the Chapter 11 Case and June 10, 2024 for all governmental entities to file their proofs of claim. However, we cannot provide any assurances regarding what our total actual liabilities based on such claims will be. As a result, our historical financial performance, including information presented as of December 31, 2023, is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Case.

In particular, the amount and composition of our assets and liabilities will be significantly different as a result of the Chapter 11 Case, and the description of our operations, assets, liabilities, contingencies, liquidity and capital resources included in our periodic reports or in any filing we make with the Bankruptcy Court may not accurately reflect our such matters during the pendency of or following the Chapter 11 Case or the value of our remaining assets in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result. A number of additional claims may be filed in the Chapter 11 Case which may be substantial and may result in a greater number of allowed Claims than estimated in the Disclosure Statement. In addition, we face uncertainty with respect to liabilities for potential future litigation and claims, as well as potential regulatory actions and government investigations and inquiries, for which we may incur significant legal costs and may be subject to significant uninsured losses that cannot yet be determined and may be significantly higher than any related accruals.

Further, if confirmation by the Bankruptcy Court of the Proposed Plan does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of Claims and Interests or upon the showing of cause, the Bankruptcy Court may convert the Chapter 11 Case to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

There is substantial doubt regarding our ability to continue as a going concern and our liquidity requirements during and following the pendency of the Chapter 11 Case and the adequacy of our capital resources are difficult to predict at this time.

We have concluded that there is substantial doubt regarding our ability to continue as a going concern. We face uncertainty regarding the adequacy of our liquidity and capital resources to be used during the Chapter 11 Case as well as to maintain our limited expected operations if and when we emerge from bankruptcy. Through the Chapter 11 Case, we plan to continue to sell our homes, lands, and lots in California and Texas, sell our multifamily properties through a sale and auction process, and then, following the effectiveness of the Proposed Plan, a Plan Administrator will continue to hold, market, and sell any remaining real property. We have ceased the majority of our land development and construction operations, but we plan to continue to lease our multi-family properties through the pendency of the auction and sale of such properties. We have not identified sources of material revenue, earnings, operations, or near term actionable opportunities following the Chapter 11 Case. We can give no assurances as to the outcome of any efforts to realize any value from our assets.

We have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Case and expect to continue to incur significant professional fees and costs throughout our Chapter 11 Case. In addition, we face uncertainty with respect to ongoing and potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we will continue to incur significant legal costs. Due to cessation of our construction and development operations, we may lack any material sources of revenue, our ability to obtain additional financing is highly unlikely, and our ongoing operations following the completion of the Chapter 11 Case are expected to be limited. There can be no assurances that cash on hand and our current capital resources will be sufficient to allow us to satisfy our obligations related to the Chapter 11 Case or the pending litigation, claims and investigations, and may negatively impact our ability to make any distribution and, if so, the amount of such distribution, to our creditors and shareholders.

Trading our securities is highly speculative and poses substantial risks.

Our post-bankruptcy capital structure has yet to be determined, and it is uncertain whether our Proposed Plan will be approved by the Bankruptcy Court. The Proposed Plan proposes that our common stock will be cancelled, released, extinguished, and discharged and will be of no further force or effect and that each holder of common stock will receive no recovery or distribution on account of their interests in the common stock. The Proposed Plan further contemplates that each holder of our Class A Preferred Stock shall be entitled to receive such holder’s pro rata share of 49% of the “Post-Effective Date New Interests,” which is defined as the common stock (or other equity interests) of the Company to be issued on or after the effectiveness of the Proposed Plan. Once the Proposed Plan is effective, all of the shares of our Class A Preferred Stock shall be cancelled, released, extinguished, and discharged and will be of no further force or effect, including any right a holder of a Class A Preferred Stock may assert for declared or undeclared dividends prior to the Petition Date.

Although we cannot predict how the Claims and Interests of holders in the Chapter 11 Case, including holders of our securities, will ultimately be resolved, any trading in our securities during the pendency of the Chapter 11 Case is highly speculative and poses substantial risks to purchasers of our securities. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Bankruptcy Chapter 11 Case.

In addition, on December 15, 2023, the Bankruptcy Court entered an Interim Order Approving Notification and Hearing Procedures for Certain Transfers of Common and Preferred Stock and Granting Related Relief (the “Trading Restriction Order”), which was designed to enable us to protect any potential value of our NOLs. The Trading Restriction Order restrict transactions involving any person or group of persons that is or, as a result of such a transaction, would become, a Substantial Shareholder of our common stock or Class A Preferred Stock (i.e., would beneficially own, directly or indirectly, (a) 5% of all issued and outstanding shares of common stock (being 2,686,431 shares as of March 28, 2024) or (b) 5% of all issued and outstanding shares of preferred stock (being 3,799,799 shares as of March 28, 2024).

During the Chapter 11 Case, the value that may be available to our various stakeholders, including our creditors and shareholders, is uncertain and our ability to generate value for shareholders, if any, will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others, those described elsewhere in this and subsequent filings that we make with the SEC. Accordingly, we urge extreme caution with respect to existing and future investments in our securities.

We are subject to the risks and uncertainties associated with the Chapter 11 Case.

Since filing the Chapter 11 Case, we have operated our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 of the Bankruptcy Code. As a consequence of filing the Chapter 11 Case, we have been and will continue to be subject to the risks and uncertainties associated with bankruptcy. These risks include, but are not limited to, the following:

-	our ability to successfully develop, prosecute, confirm, and consummate the Proposed Plan with respect to the Chapter 11 Case, which we may seek to amend, waive, modify, or withdraw at any time before confirmation;
-	our ability to satisfy any conditions to the Proposed Plan’s effectiveness;
-	our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Case;
-	the possibility that actions and decisions of our creditors and other third parties with interests in the Chapter 11 Case may be inconsistent with our plans;
-	the high costs of bankruptcy proceedings and related fees, particularly if delays in the Chapter 11 Case increase fees and costs;
-	our long-term liquidity requirements and whether our capital resources will be sufficient to allow us to emerge from the Chapter 11 Case and execute our limited activities upon emergence;
-	our ability to motivate and retain key employees, and the costs associated therewith, throughout the Chapter 11 Case;
-	we may no longer have any ongoing sources of revenue;
-	our ability to realize any value with respect to our remaining assets;
-	the ability of third parties to assert claims against us, which may be substantial or terminate our rights with respect to contracts, leases, agreements, or other assets;
-	our ability to maintain our relationships with our vendors, customers, and other third parties, including those providing services that are integral to maintaining operations of our business;
-	our ability to maintain adequate financial, information technology and management processes, controls and procedures, particularly in light of the reduction in personnel and risk of further attrition; and
-	the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Case to Chapter 7 cases.

Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during the Chapter 11 Case may have on ultimate recovery for our creditors and shareholders.

We may not be able to obtain confirmation of the Proposed Plan, or any amended or subsequent plan.

We may not receive the acceptances from holders of Claims and Interests entitled to vote on the Proposed Plan required to confirm the Proposed Plan. In the event that votes with respect to Claims in the classes entitled to vote are received in number and amount sufficient to enable the Bankruptcy Court to confirm the Proposed Plan, we intend to seek confirmation of the Proposed Plan by the Bankruptcy Court. However, if the requisite acceptances are not received, we may not be able to obtain confirmation of the Proposed Plan. Even if the requisite acceptances of the Proposed Plan are received, the Bankruptcy Court might not confirm the Proposed Plan if the Bankruptcy Court finds that any of the statutory requirements for confirmation under section 1129 of the Bankruptcy Code have not been met.

Moreover, certain holders of Claims or Interests may object to confirmation of the Proposed Plan, including on the basis that our proposed classification and treatment of Claims and Interests under the Proposed Plan does not comply with the Bankruptcy Code. There can be no assurance that such objections (if any) will be resolved or that the Bankruptcy Court will overrule such objections and confirm the Proposed Plan.

Even if the Proposed Plan or another plan of reorganization is confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions (some of which are beyond our control) and is otherwise subject to the risks and uncertainties set forth in the Disclosure Statement, which shareholders are encouraged to read in its entirety. There can be no assurance that such conditions will be satisfied and, therefore, that a plan of reorganization will become effective and that we will emerge from the Chapter 11 Case as contemplated by a plan of reorganization. Further, the Proposed Plan was developed based on various assumptions regarding our potential sale of our assets, amounts of our liabilities, and the involvement of numerous parties, which assumptions may prove to be incorrect and could render the Proposed Plan unsuccessful and any payments thereunder may differ from estimates. If the transactions contemplated by the Proposed Plan are not completed, it may become necessary to amend the Proposed Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Case. As a result, there can be no assurance as to what the state of our business would be following the Chapter 11 Case.

Any Chapter 11 plan that we may implement will likely be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.

The Proposed Plan or any other Chapter 11 plan that we may implement will affect both our capital structure and the ownership, structure and operation of our remaining business and will likely reflect assumptions and analyses based on our experience and perception of historical trends, current conditions, and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to the ability to substantially change our capital structure; the ability to sell our assets; and the overall strength and stability of general economic conditions.

In addition, the Proposed Plan may rely upon financial projections, including with respect to revenues, operating expenses, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan we may implement will occur or, even if they do occur, that they will have the anticipated effects on us or our business.

The Proposed Plan may not be approved by the creditors or confirmed by the Bankruptcy Court and we may have to amend the Proposed Plan.

The Proposed Plan is subject to vote by various classes of creditors and to confirmation by the Bankruptcy Court. There is no assurance that the Proposed Plan will be accepted by the requisite number of creditors or confirmed by the Court. Further, the effectiveness of the Proposed Plan is subject to the sale of certain of our multi-family properties. There is a risk that such properties will not be sold and the Proposed Plan does not become effective. In the event that any of the aforementioned occur, we may have to amend the Proposed Plan the terms of which may be less favorable to the holders of Claims and Interests under our current Proposed Plan.

In the event we are not able to obtain confirmation of the Proposed Plan, it may be necessary to pursue bankruptcy protection under Chapter 7 of the Bankruptcy Code for all or a part of our business.

If confirmation by the Bankruptcy Court of the Proposed Plan under Chapter 11 does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of Claims and Interests or upon the showing of cause, the Bankruptcy Court may convert our Chapter 11 Case to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. Although the value, if any, that would be available to any of our various stakeholders (including creditors and stockholders) would be uncertain in any bankruptcy proceeding, we believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the remaining assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty except for liabilities subject to compromise and not subject to compromise.

We depend on a few highly skilled key employees to navigate the Chapter 11 Case and contribute to our ability to realize future value of our remaining assets, and if we are unable to retain, manage, and appropriately compensate them, the outcome of the Chapter 11 Case and ability to realize value from our remaining assets could be adversely affected.

Our ability to successfully consummate the Proposed Plan and realize the value of our remaining assets is based on continued service of our senior management team and other key employees, and on our ability to continue to motivate and appropriately compensate key employees. Some of our employees may be subject to claims and risks of litigation for which indemnification may be uncertain. We may not be able to retain the services of our key employees, who work for us on an at-will basis, in the future.

We have experienced significant voluntary resignations among our employees prior to and following the Chapter 11 Case. As a result of our ongoing reductions in force, we are operating with a severe shortage of personnel and may not be able to conduct even limited operations to implement the Proposed Plan. We have experienced a reduction in our workforce from 41 employees in March 2023 to eight employees in March 2024. We only have two outstanding employment agreements, one with Ms. Crocker, our Chief Restructuring Officer and one with Mr. Habersetzer, our Interim Chief Executive Officer and Interim President. All other employees are at-will employees.

We have already scaled back our information technology systems, and have terminated our IT Director. We have hired a third-party IT service provider to assist with the responsibilities previously conducted by the former IT Director. Though we do not anticipate collecting or storing any significant confidential information related to customers, employees, or vendors, we may be at increased risk of disruptions, cyberattacks or security breaches.

The attrition we have already experienced, and expect to continue to experience, causes us to rely on fewer employees, and in some cases these employees are less experienced which puts at greater risk our ability to execute our plans. Attrition has caused, and may continue to cause, us to engage third parties to perform the work. Such third parties are likely to be more costly and less efficient than if we were to be able to use our own employees. If our key employees fail to work effectively and to execute our plans, the Chapter 11 Case, including our efforts to realize value from our remaining assets could be prolonged or adversely affected.

We expect to further reduce and streamline our operations in connection with the Chapter 11 Case.

In connection with the Chapter 11 Case, we expect to take measures to further streamline our operations and reduce our general and administrative expenses during the course of the Chapter 11 Case.

We also anticipate further reducing our workforce and restructuring, reducing, eliminating, or outsourcing certain management services, as necessary to manage our limited operations. It is difficult to predict what, if any, errors or delays might occur as the result of changes in controls or a reduced workforce. While we expect our operations to remain limited, implementing these measures may adversely impact our operations and increase liability exposure and our susceptibility to other risks inherent to operating our business with significantly limited resources and personnel.

The Chapter 11 Case limits the flexibility of our management team in running our business.

While we operate our business as debtors-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, possible negotiations with other parties-in-interest, and one or more hearings. The other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We face risks and uncertainties related to potential future litigation and claims, as well as regulatory actions and government investigations and inquiries, for which we may incur significant legal costs and may be subject to losses.

We may in the future be subject to, or become a party to, litigation, claims, regulatory actions, and government investigations and inquiries, as we may be subject to claims by customers, suppliers, vendors, contractors, government agencies, stockholders, or other parties regarding our properties, developments, advertising, securities, warranties, contract, and corporate matter disputes, and employee claims against us. We have potential indemnification obligations with respect to the current and former directors named in the above-referenced actions, which obligations may or may not be covered by our applicable directors’ and officers’ insurance.

In the event we become subject to such litigation, it may divert our financial and management resources that would otherwise be used to benefit our operations, increase our insurance costs, and cause reputational harm. We would expect to incur significant legal expenses in defending any such claims.

While we currently carry commercial general liability, excess liability, builder’s risk, pollution, employment, fiduciary crime and legal, cyber security and directors’ and officers’ insurance policies, coverage amounts are limited. In the future, we may not maintain any insurance coverage at all or may reduce coverage due to lack of funding or insurers being unwilling to provide coverage at all, or at a substantially higher cost. In some cases, our insurance policies may expire and if we are not able to obtain replacement coverage, could have a material adverse effect on our operations if there were to be a material loss. Additionally, the policies that we do have may include significant deductibles and exclusions, and we cannot be certain that our insurance coverage will be applicable to or sufficient to cover all current and future claims against us. We may also seek to reduce or eliminate our insurance coverage or certain policies in the future.

We may not be able to realize value from our assets.

Under the Proposed Plan, we intend to continue to sell some of our properties in the ordinary course, and submit our multi-family properties to a sale and auction process. The remaining properties are intended to be sold by our Plan Administrator following the effectiveness of the Proposed Plan. In the event that all of our properties are sold, as a result, the assets that we would continue to hold that are of the type that were previously used in our operations are minimal. We cannot provide assurances as to the value of our other assets. Given general economic and market conditions, we can provide no assurance that we will be able to successfully complete any dispositions of our remaining assets, the timing or proceeds and other terms of any such transactions, and any ability to realize value from the NOLs.

The failure to realize value from our assets or to generate sufficient proceeds therefrom to sustain our Chapter 11 Case and post-emergence activities may have a material impact on the ultimate recovery for stakeholders, including creditors. As mentioned above, it is uncertain whether holders of our equity securities will recover any portion of their investments.

The amount of claims allowed could significantly exceed our estimates.

The Bankruptcy Court established February 16, 2024 as the general bar date for all creditors (except governmental entities) to file their proof of claim or interest, and June 10, 2024 as the bar date for all governmental entities. There can be no assurance regarding the amount of claims allowed for distributions under the Proposed Plan or that such claims will not be significantly greater than may be anticipated which, could in turn result in the value of distributions to stakeholders being delayed, reduced, or eliminated entirely. Inevitably, some assumptions will not materialize, and unanticipated events and circumstances may affect the ultimate results and total amount of claims against us. Moreover, a number of additional claims may be filed in the Chapter 11 Case. Such Clams may be substantial and may result in a greater amount of allowed Claims than estimated in the Disclosure Statement.

In addition, the SEC may determine that certain of our obligations are not dischargeable under the Bankruptcy Code; if the SEC brings and prevails in such non-dischargeability action, such obligations would remain even after the Effective Date of the Proposed Plan, which could impact recoveries to holders of Claims and Interests pursuant to the Proposed Plan.

If our SEC reporting obligations continue, our ability to meet these obligations timely or at all may be limited.

Our securities currently trade on the OTC Pink Current Information. We may be required to maintain our SEC reporting obligations to facilitate trading of our securities during the Chapter 11 Case. If we are unable to meet these obligations timely or at all, the amount of publicly available information concerning us and our securities may decrease substantially, which may limit the ability of our stockholders to sell their shares of our stock, and the liquidity and trading prices of our securities could be negatively impacted.

The amount of publicly-available information concerning us may decrease substantially if we are able to terminate our SEC reporting obligations in the near future, which may occur during the Chapter 11 Case.

We currently have fewer than 300 holders of record of our stock. Therefore, we may be eligible to suspend our reporting obligations to file periodic reports with the SEC under the Exchange Act, and may do so in the near future. To the extent these actions limit the amount of publicly available information concerning us and our securities, our ability to raise additional funds, the ability of our shareholders to sell their securities, and the liquidity and trading prices of our common shares could all be negatively impacted.

Operating in bankruptcy for a long period of time may extinguish our available assets, and would otherwise harm or eliminate recoveries to creditors and stockholders.

A long period of operations in the Chapter 11 Case under Bankruptcy Court protection would likely have a material adverse effect on our financial condition, liquidity, and ability to successfully complete the Chapter 11 Case and Proposed Plan. A prolonged period of operating under Bankruptcy Court protection may make it more difficult to retain management and other key personnel necessary to the success of our bankruptcy process and ability to realize further value from our remaining assets. We have a limited source of ongoing revenue. Attrition has required and may continue to require us to engage third parties to perform the work. Such third parties are likely to be more costly and less efficient than if we were to be able to use our own employees.

So long as the Chapter 11 Case continues, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Case, including potentially the costs of litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly and adversely affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under the Proposed Plan. It is not possible to predict the potential litigation that we may become party to, nor the final resolution of such litigation. The impact of any such litigation on our current plans to complete the bankruptcy process, however, could be material.

Any delays in our Chapter 11 Case would increase the costs and risks associated with the bankruptcy process, and diminish the value, if any, that is available to our various stakeholders (including creditors and stockholders). Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business during the course of bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no assurances that we will realize value from of our remaining assets in an orderly fashion, that we will otherwise realize any significant value for our remaining assets, or that our creditors or stockholders will receive any recovery from the Chapter 11 Case or any other bankruptcy proceedings.

Our securities have been delisted from Nasdaq and experience the risks of trading in an over-the-counter market.

On December 12, 2023, we received written notification from Nasdaq that they would suspend trading of our common stock, preferred stock, and warrants (formerly Nasdaq: HCDI, HCDIP, HCDIW, and HCDIZ) on December 21, 2023. Following, Nasdaq filed Form 25-NSE with the SEC on February 15, 2024 to delist such securities from Nasdaq.

As a result of the suspension and delisting, our common stock began trading on the OTC Pink Current Information under the symbols “HCDIQ,” “HCDPQ,” “HCDWQ,” and “HCDZQ” on December 21, 2023 and such market is currently the only trading market for our securities. We can provide no assurance that our securities will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our securities on this market, whether the trading volume of our securities will be sufficient to provide for an efficient trading market or whether quotes for our securities will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our securities. Furthermore, because of the limited market and generally low volume of trading in our securities, the price of our securities is likely to be volatile and more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with Interests in the Chapter 11 Case.

We currently remain subject to SEC reporting obligations. However, with the severely limited personnel and resources, remaining in compliance with such reporting obligations may be difficult and costly. No assurances can be made that we will remain in compliance with our reporting obligations, including as it relates to the required timelines for financial statements or other disclosures.

The Chapter 11 Case has caused our securities to decrease in value materially and may render our securities worthless.

We have a substantial amount of indebtedness that is senior to our existing securities. Recoveries in the Chapter 11 Case for holders of our securities, if any, will depend upon the realized value of our assets, and the outcome of the Proposed Plan, among other factors. If the Proposed Plan is approved by the Bankruptcy Court, then our common stock will be cancelled and its holders will not receive any recoveries and our Series A Preferred Stock will also be cancelled, along with any accrued dividends and its holders will receive new securities of the Company. Although we cannot predict whether the Proposed Plan will be approved by the Bankruptcy Court or how our securities will be treated under any Chapter 11 plan at this time, our stockholders may not receive a material, or any, recovery. Consequently, there is a significant risk that our securities will decrease in value materially or become worthless. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in the Chapter 11 Case.

We consider the value of our stock to be highly speculative and strongly caution our equity holders that our stock likely has no value. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our securities.

If we are successful in selling our assets, we will have no material operating activities remaining and no material source of income. The risk factors which follow are principally based on the risks inherent in operating and financing our business in a manner which included our current operations. It is presented for historical purposes to only cover the time periods discussed in this Report. The presentation of these risk factors is not meant to suggest that we expect to own and operate any of our current, or any other, operating business in the future.

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

Regional factors affecting the real estate industry in our current markets could materially and adversely affect us.

Our business and properties are located in Washington, California, Texas, and Florida. A prolonged economic downturn in one or more of these areas, or a particular industry that is fundamental to one or more of these areas could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. If adverse conditions in these markets develop in the future, it could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Furthermore, if buyer demand for new homes in these markets decreases, home prices could decline, which would have a material adverse effect on our business.

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

Inflation could adversely affect our business and financial results by increasing the costs of land, raw materials and labor needed to operate our business. If our markets have an oversupply of homes, relative to demand, we may be unable to offset any such increases in costs with corresponding higher sales prices for our homes. During 2022, we experienced the fastest interest rate increase cycle since the 1980s. The Federal Reserve has already made an interest rate increase in 2023. Though they have forecasted they would cut rates, it is uncertain. They may also again raise interest rates to combat the effects of inflation. These interest rate increases have adversely impacted and could continue to adversely impact potential customers’ ability to obtain financing on favorable terms, thereby further decreasing demand. If we are unable to raise the prices of our homes to offset the increasing costs of our operations, our margins could decrease. Furthermore, if we need to lower the price of our homes to meet demand, the value of our land inventory may decrease. Inflation may also raise our costs of capital and decrease our purchasing power, making it more difficult to maintain sufficient funds to operate our business.

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

Development, redevelopment, and construction risks could affect our profitability.

We intend to continue to develop multi-family home communities. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban areas. These activities may expose us to the following risks, among others:

●	we may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities;
●	occupancy rates and rents at a community may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing communities;
●	we may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy or other required governmental or third party permits and authorizations, which could result in increased costs, or the delay or abandonment of opportunities;
●	we may incur costs that exceed our original estimates due to increased material, labor or other costs;
●	we may be unable to complete construction of a community on schedule or for the originally projected cost resulting in increased construction and financing costs;
●	we may incur liabilities to third parties during the development process; and
●	we may incur liability if our communities are not constructed in compliance with the accessibility provisions of the Americans with Disabilities Acts, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in imposition of fines, an award of damages to private litigants and a requirement that we undertake structural modifications to remedy the noncompliance.

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

Local conditions in our markets significantly affect occupancy, rental rates and the operating performance of our properties, and may be adversely affected by the following risks:

●	corporate restructurings and/or layoffs, and industry slowdowns;
●	an oversupply of, or a reduced demand for, apartment homes;
●	a decline in household formation or employment or lack of employment growth;
●	the inability or unwillingness of residents to pay rent increases; and
●	economic conditions that could cause an increase in our operating expenses, such as increases in property taxes, utilities, compensation of on-site associates and routine maintenance.

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

We engage subcontractors to perform the construction of our single and multifamily homes and, in many cases, to select and obtain the raw materials used in constructing our homes. Accordingly, the timing and quality of our construction depend on the availability and skill of our subcontractors. In addition, as we expand into new markets, we typically must develop new relationships with subcontractors in such markets, and there can be no assurance that we will be able to do so in a cost-effective and timely manner, or at all. The inability to contract with skilled subcontractors at reasonable rates on a timely basis could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations. Despite our quality control and jobsite safety efforts, we may discover from time to time that our subcontractors have engaged in improper construction or safety practices or have installed defective materials in our homes. When we discovered these issues, we utilized our subcontractors to repair the homes in accordance with our new home warranty and as required by law. We may also suffer reputational damage from the actions of subcontractors, which are beyond our control.

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

Our quarterly operating results generally fluctuate by season. We typically experience the highest new home order activity in the spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings, and other market factors. Since it typically takes nine to 12 months to construct a new home, we usually deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Because of this seasonality, home starts, construction costs, and related cash outflows have historically been highest in the second and third quarters and the majority of cash receipts from home deliveries occurs during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry.

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

The continued operation of our business and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. We cannot assure you that our cash flow from operations or cash available under our financing agreements will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future and if availability under our financing agreements is not sufficient or unavailable, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. Uncertainty regarding our ability to continue as a going concern could also have a material and adverse impact on the price of our common stock which could negatively impact our ability to obtain stock-based financing. There can be no assurance that we will be successful in obtaining additional capital when and if needed. If we are unable to generate sufficient revenues, utilize existing financing facilities, or obtain new financing, we may have to delay, scale back, or terminate some of our proposed projects; liquidate assets at unfavorable prices; or not be able to continue operations and possibly seek bankruptcy protection. (See Note 1. To our Financial Statements, Nature of Operations and Summary of Significant Accounting Policies—Going Concern Uncertainty.) Notwithstanding the foregoing, all of our business and operations now require approval of the Bankruptcy Court.

The filing of the Chapter 11 Case constituted an event of default that accelerated substantially all of our obligations under all of our pre-petition debt instruments.

The filing of the Chapter 11 Case constituted an event of default that accelerated substantially all of our obligations under all of our pre-petition debt instruments. Some of our loan agreements contain financial covenants that we must meet over the course of the loan. There can be no guarantee that we will be able to meet these financial covenants at any given time. If any violations of such covenants are not cured within their applicable cure periods, a lender could declare a default. At the option of the lender, declaration of a default could require a restructuring of the loan with onerous requirements or the lender could declare all amounts due under the loan immediately due and payable, in which case we would be required to pay all amounts of outstanding principal and interest immediately (“Acceleration”). If an Acceleration was demanded by a lender, we may not have cash available to pay the entire amount of the Acceleration and would have to borrow funds at egregious terms, raise dilutive financing, sell assets, or take other adverse actions and there can be no assurance that we would be successful in accomplishing any such remedial measures to satisfy an Acceleration.

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

Our access to additional third-party sources of financing will depend, in part, on:

●	perception of our business during or following the Chapter 11 Case;
●	general market conditions;
●	the market’s perception of our growth potential;
●	with respect to acquisition and/or development financing, the market’s perception of the value of the land parcels to be acquired and/or developed;
●	our current debt levels;
●	our current and expected future earnings;
●	our cash flow; and
●	the market price per share of our common stock.

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

We have a significant amount of indebtedness. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liabilities.) If we incur additional indebtedness, the risks related to our level of indebtedness could intensify. Specifically, an increased level of indebtedness could have negative ramifications, including but not limited to the following:

●	making it more difficult for us to satisfy our obligations with respect to our indebtedness, including our loan agreements;
●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, debt service requirements, execution of our business strategy or finance other general corporate requirements;
●	requiring us to make non-strategic divestitures, particularly when the availability of financing in the capital markets is limited, which may adversely impact sales prices;
●	requiring a substantial portion of our cash flow to be allocated to debt service payments instead of other business purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, dividends and other general corporate purposes;
●	increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given that certain indebtedness bears interest at variable rates;
●	limiting our ability to capitalize on business opportunities, reinvest in and develop properties and to react to competitive pressures and adverse changes in government regulations;

●	placing us at a disadvantage compared to other, less leveraged competitors;
●	limiting our ability or increasing the costs to refinance indebtedness resulting in an event of default if we fail to satisfy our obligations under our indebtedness, which default could result in all or part of our indebtedness becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt.

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

The securities markets in general and our common stock in particular have experienced significant price and volume volatility. The market price and volume of our common stock may continue to experience significant fluctuations due not only to general stock market conditions, but also to a change in sentiment in the market regarding our industry, operations, or business prospects. The price and volume volatility of our common stock may be affected by:

●	our Chapter 11 Case;
●	operating results that vary from the expectations of securities analysts and investors;
●	factors influencing home purchases, such as higher interest rates and availability of home mortgage loans, credit criteria applicable to prospective borrowers, ability to sell existing residences and homebuyer sentiment in general;
●	the operating and securities price performance of companies that investors consider comparable to us;
●	announcements of strategic developments, acquisitions and other material events by us or our competitors; and
●	changes in global financial markets and global economies and general market conditions, such as interest rates, commodity and equity prices and the value of financial assets.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, all of which could materially and adversely affect us. Please refer to Item 9A. CONTROLS AND PROCEDURES.

Organizational and Structural Risks:

Delisting our securities from Nasdaq limits investors’ abilities to make transactions in our securities and subject us to additional trading restrictions.

Our securities are quoted on an over-the-counter market. We now face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	our Common Stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock, preferred stock, and public warrants are no longer listed on Nasdaq, they are no longer covered securities, and we are subject to regulation in each state in which we offer our securities.

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

Due to our illiquidity and the Chapter 11 Case, we do not intend to pay cash dividends on our common and preferred stock for the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of the Bankruptcy Court.

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future offerings of equity securities that may be senior to our common stock for the purposes of dividend and liquidation distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock will have a preference on liquidating distributions and dividend payments, which could limit our ability to make a dividend distribution to the holders of our common stock.

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

Our reputation and brand are critical to accomplish our business objectives. Unfavorable media related to our industry, company, brands, marketing, personnel, operations, business performance, or prospects may affect our stock price and the performance of our business, regardless of its accuracy or inaccuracy. The speed at which negative publicity can be disseminated has increased dramatically with the capabilities of electronic communication, including social media outlets, websites, blogs, newsletters, and other digital platforms. Our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to this rapidly changing media environment. Adverse publicity or negative commentary from any media outlets could damage our reputation and reduce the demand for our homes, which would adversely affect our business.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations, or rules, may adversely affect our business, investments, and results of operations.

We are subject to laws, regulations and rules enacted by national, regional, and local governments. In particular, we are required to comply with certain SEC, OTC, and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws, regulations, or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY.

We appreciate the importance of preventing, assessing, identifying, and managing material risks associated with cybersecurity threats. In the ordinary course of our business, we collect and store certain confidential information about our employees, contractors, vendors, and suppliers. Consequently, we have established processes for managing material risks posed by cybersecurity threats.

Risk Management and Strategy

We have established information security practices to provide effective security controls to protect the privacy and confidentiality of our information. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes.

To address cybersecurity risks and strengthen our defenses against potential threats, we employ a set of various measures. This involves staying up to date on emerging data protection laws and promptly adjusting our processes to ensure compliance. Our network is protected by regularly monitored firewalls with intrusion and malware protection. Our employees have also undergone training in customer data handling and usage requirements, proper internet usage, and secure email and social media training. Employees are encouraged to report all suspicious emails or communications to management. Regular phishing email simulations further enhance employee awareness and resilience against cyber threats. Alongside regularly updated endpoint protection provided by TrendMicro, Inc., multiple layers of redundancy are implemented through Microsoft365 and Datto, Inc., ensuring all company and employee data is safe from deletion, either accidental or deliberate.

Our processes also include assessing cybersecurity threat risks associated with our use of third-party service providers in the normal course of business, including those who have access to our customer and employee data or our systems. Additionally, we assess cybersecurity considerations in the selection and oversight of our third-party service providers, including due diligence on the third parties that have access to our systems and facilities that house systems and data.

We have not experienced any material computer data security breaches as a result of a compromise of our information systems and we are not aware and have not had a significant cybersecurity breach or attack that had a material impact on our business or operating results to date.

Protecting our information from cyber threats remains a persistent priority, and we are committed to identifying and assessing emerging risks related to data protection and cybersecurity. This commitment extends to our internal operations and our collaborations with third-party service providers.

Governance

Our Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats. Our Board of Directors has delegated to the Audit Committee the responsibility to oversee our cybersecurity efforts and cyber related risks. The Audit Committee, which is comprised of entirely independent directors, oversees risk assessment, training programs, significant threat changes, and vulnerabilities as well as the effectiveness of any information security practices.

Although none of the members of the Audit Committee have any work experience, degree, or certifications related to information security or cybersecurity, the Audit Committee is often guided by IT professionals on cybersecurity related issues. Periodically, the Audit Committee receives an overview from IT professionals on our cybersecurity threat risk management and strategy processes, including potential impact on our company, the efforts of management to manage the risks that are identified, and our disaster recovery preparations. IT professionals provide updates to inform and educate our Audit Committee and Board of Directors on current trends of cybersecurity threats, emerging trends, and best practices.

Our cybersecurity risk management and strategy processes, as highlighted above, were led by our IT director. Our IT director had over 20 of experience in managing information security, developing cybersecurity strategy, and implementing cybersecurity programs. The IT director monitored the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity risk management and strategy processes described above. Subsequent to the year-ended December 31, 2023, our IT Director no longer works for the Company, effective February 14, 2024. We have hired a third-party IT service provider to assist with the responsibilities previously conducted by the former IT Director.

ITEM 2. PROPERTIES

We leased several suites of office space at 11505 Burnham Dr., Gig Harbor, Washington under multiple lease agreements for 26 to 60 month periods with the leases ending in February 2023 through May 2023. During 2022, we terminated the leases for three suites and have the remaining leases for four suites as of December 31, 2022. Additionally, we lease office space at 1201 Pacific Avenue, Tacoma, Washington, for a 126-month period from the commencement date of February 2022 through July 2032.

We leased land where one of our field offices is located to store our heavy equipment and quarry materials such as dirt and rocks for sale to customers (9000 W. Werner Road, Bremerton, Washington). This land was under a lease initiated as of January 28, 2019 for a 24-month period and had been renewed annually through March 8, 2023, at which time the lease terminated.

The following table summarizes certain key metrics of the 15 communities that we own as of March 28, 2024:

Project Name	Location	Total Units	Unsold Units	Business Plan	Status
Bridgeview Trails	Washington	1	1	Sell Land	Owned
Horizon at Semiahmoo	Washington	81	9	Sell Land	Owned
Inverness	Washington	1	1	Sell Land	Owned
Meadowscape	Washington	177	177	Sell Apartments	Owned
Olympic Sunset Phase 1	Washington	126	126	Sell Apartments	Owned
Olympic Sunset Phase 2	Washington	1	1	Sell Land / Partially Constructed Buildings	Owned
Pacific Ridge	Washington	80	80	Sell Apartments	Owned
Steel Creek	Washington	1	1	Sell Lot	Owned
Darkhorse	California	68	23	Sell Lots	Owned
Punta Gorda	Florida	1	1	Sell Land	Owned
Cimarron Hills	Texas	5	3	Sell Homes	Owned
Creek’s Edge	Texas	2	1	Sell Homes	Owned
Flintrock Falls	Texas	1	1	Sell Home	Owned
Siena Creek	Texas	27	22	Sell Lots and Sell Homes	Owned
Stone House	Texas	1	1	Sell Land	Owned
Summit Rock	Texas	108	69	Sell Lots and Sell Homes	Owned
Total		681	517

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

On December 11, 2023, we filed a voluntary petition (the “Bankruptcy Petition”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Washington (such court, the “Bankruptcy Court” and such case, the “Chapter 11 Case”). The Chapter 11 Case is being jointly administered under the caption In re Harbor Custom Development, Inc., et al., Case No. 23-42180-MJH.

Various claims have been made as part of the Chapter 11 Cases in amounts that are disputed and may be material, but are subject to the final determination of the Bankruptcy Court, the specific amounts of which cannot be determined at this time.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets under Pink Current Information tier (“OTC Pink”) under the symbol “HCDIQ.”

Our 8.0% Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants are quoted on the OTC Pink under the symbols “HCDPQ,” “HCDWQ,” and “HCDZQ,” respectively.

Dividends

Common Stock. We have not declared a dividend on our common stock, and we do not anticipate the payment of dividends in the near future due to the Chapter 11 Case. Any future determination to pay dividends will be at the discretion of the Bankruptcy Court.

Series A Preferred Stock. The holders of our Series A Preferred Stock are entitled to receive dividends at a rate of 8% per annum payable monthly in arrears. During the year ended December 31, 2023, we made one payment of accrued dividends of $0.6 million as of December 31, 2022, which were paid to the holders of the Series A Preferred Stock on January 20, 2023. On January 20, 2023, our Board of Directors voted to suspend the cash dividend on the Series A Preferred Stock as announced on a Current Report on Form 8-K on January 25, 2023.

On February 23, 2023, as part of the Amendment to our Loan Agreement with BankUnited, we agreed to pay $0.6 million to BankUnited each month, which otherwise would have been paid as a dividend to the holders of the Series A Preferred Stock. These dividends will accrue as a liability until paid or otherwise settled in the discretion of the Bankruptcy Court.

Number of Holders of Record

We have approximately 13 record holders of our common stock as of March 28, 2024 according to the records of our transfer agent. The number of our stockholders of record excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Our transfer agent is Mountain Share Transfer, Inc., 2030 Powers Ferry Rd. SE, Suite # 212, Atlanta, Georgia 30339. Their telephone number is (404) 474-3110.

Repurchase of Equity Securities

On May 10, 2022, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock. As part of the Amendment to the Loan Agreement with BankUnited, we agreed that we will not repurchase any of our currently outstanding securities. Therefore, the stock repurchase program was terminated.

2020 Restricted Stock Plan

We did not acquire any shares of our common stock during the fourth quarter 2023 as a result of the surrender of shares by our employees to satisfy tax withholding obligations in connection with the vesting of restricted shares of common stock awarded under our 2020 Restricted Stock Plan.

Reverse Stock Split

We filed Articles of Amendment to our Articles of Incorporation to effect a reverse split of our outstanding shares of common stock at a ratio of 1-for-20 (the “Reverse Stock Split”) with the Washington Secretary of State on March 1, 2023 and the Reverse Stock Split was effected on the Nasdaq Capital Market on March 6, 2023.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Harbor Custom Development, Inc. is a real estate development company, which is now in the process of winding-down its operations and liquidating all of its assets pursuant to a proposed Chapter 11 Liquidation Plan, subject to Bankruptcy Court approval.

We were involved in all aspects of the land development cycle, including land acquisition, entitlements, development, construction of project infrastructure, home and apartment building construction, marketing, and sales of various residential projects in Western Washington’s Puget Sound region; Sacramento, California; Austin, Texas; and Punta Gorda, Florida.

As of December 31, 2023, we own or control 15 communities in Washington, Texas, California, and Florida, containing approximately 539 lots or units in various stages of development.

Results of Operations

The following table sets forth the summary statements of operations for the years ended December 31, 2023 and 2022. For information on the year ended December 31, 2021, refer to Part II, Item 7 of our 2022 Annual Report on Form 10-K/A.

	2023	2022

Sales	$59,256,700	$55,414,300
Cost of sales	110,691,900	55,866,800
Gross loss	(51,435,200)	(452,500)
Operating expenses	9,754,200	16,237,700
Other expense, net of other income	2,447,800	4,690,200
Bankruptcy expense	392,500	-
Income tax expense (benefit)	4,589,400	(4,458,200)
Net loss	$(68,619,100)	$(16,922,200)

Sales

Our sales increased by 6.9% to $59.3 million for the year ended December 31, 2023 as compared to $55.4 million for the year ended December 31, 2022. This increase was primarily due to increases in multi-family revenue of $38.1 million and the sale of developed lots of $1.5 million, which were partially offset by decreases in home sales of $19.6 million, fee build revenue of $8.2 million and the sale of entitled land of $7.9 million. The increase in multi-family revenue was mainly due to closing of Wyndstone apartments and Mills Crossing townhomes in the current year. The decreases in home and entitled land sales were mainly due to a decrease in number of home closed in Texas and non-recurrence of a large entitled land sales in Washington. The fee build revenue continued to decrease as the fee build projects have been substantially completed.

Gross Loss

Our overall gross loss for the year ended December 31, 2023 increased to $(51.4) million compared to $(0.5) million for the year ended December 31, 2022. Gross loss was (86.8)% for the year ended December 31, 2023 compared to (0.8)% for the same period last year. The increase in gross loss was primarily due to increases in multi-family gross loss of $18.7 million, entitled land gross loss of $18.6 million, developed lots gross loss of $10.0 million, and home gross loss of $9.6 million, which was partially offset by a decrease in fee build gross loss of $4.4 million. The 86.0% increase in gross loss was primarily driven by impairment charges in the current year. The decrease was also partly due to interest expense incurred to finance the multi-family rental properties and non-recurrence of high margin land and home sales. Such decrease was partially offset by gross loss due to cost overruns with fee build projects in 2022 that did not recur in 2023.

Operating Expenses

Our operating expenses decreased by 39.9% to $9.8 million for the year ended December 31, 2023, as compared to $16.2 million for the year ended December 31, 2022. The decrease in operating expenses was primarily attributable to our focused reduction in general and administrative costs. Compensation costs of $2.0 million, bad debt expense of $2.0 million, depreciation of $1.1 million, insurance expense of $0.6 million, professional fees of $0.5 million, and right of use expense of $0.4 million were the largest contributors to the cost savings. These decreases were partially offset by an increase in cancelled projects costs of $0.6 million related to Grandis Pond and Firecrest cancellations in 2023 as compared to the Westry Village cancellation in 2022.

Other Expense

Other expense decreased for the year ended December 31, 2023 to $2.4 million as compared to $4.7 million for the year ended December 31, 2022. The decrease in other expense was primarily due to a $3.3 million loss incurred in the prior year from selling a significant portion of machinery and equipment which was primarily used for fee build and quarry projects. This decrease was partially offset by increase in interest expense from a revolving line of credit and decrease in interest income from notes receivables.

Bankruptcy Expenses

Bankruptcy expenses increased for the year ended December 31, 2023 to $0.4 million as compared to $0 for the year ended December 31, 2022. They were primarily related to the salary of Chief Restructuring Officer and professional fees incurred on the bankruptcy filing in the current year.

Net Loss

Our net loss increased by 305.5% to $(68.6) million for the year ended December 31, 2023 as compared to $(16.9) million for the year ended December 31, 2022. The increase in net loss was primarily attributable to an increase in gross loss as explained above.

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

As a result of our significant debt of $140.3 million maturing over the next 12 months as of December 31, 2023, a net loss of $68.6 million for the year ended December 31, 2023, the real estate and construction industries experiencing declining market conditions, lack of financing capabilities, along with the cessation of our major business activities, lack of any additional sources of revenue, as well as the risks and uncertainties related to our ability to successfully complete the Chapter 11 Case, including our ability to realize value from our assets; our ability to develop, negotiate, confirm, and consummate the Proposed Plan, after which our ongoing operations are expected to be limited; the effects of disruption from the Chapter 11 Case; and the costs of the Chapter 11 Case, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of our consolidated financial statements.

Due to the failed purchase contracts for some of our properties, the lack of suitable revenue-generating offers for our properties, and our limited ability to raise sufficient capital in the current market environment, we determined it was in the best interests of our stakeholders to take aggressive actions to cut costs and preserve cash, file the Chapter 11 Case and cease our major business activities.

On December 11, 2023, we voluntarily initiated the Chapter 11 Case in the Bankruptcy Court. Since filing the Chapter 11 Case, we have operated our business as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. After we filed our Chapter 11 petitions, the Bankruptcy Court granted certain relief enabling us to conduct our business activities in the ordinary course.

Our liquidity and ability to continue as a Chapter 11 Case is dependent upon, among other things: (i) our ability to develop, confirm and consummate the Proposed Plan or other alternative liquidating transaction, (ii) the outcome of the Company’s efforts to realize value, of any, from its remaining assets, and (iii) the cost, duration and outcome of the Chapter 11 Case.

We have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Case and expect to continue to incur significant professional fees and costs The Bankruptcy Court established February 16, 2024, as the deadline by which parties are required to file proofs of claim in the Chapter 11 Case and June 10, 2024 for all governmental entities to file their proofs of claim. We cannot provide any assurances regarding what the Company’s total actual liabilities based on such claims will be.

We have engaged Keen in order to sell our multi-family properties. Any sale by Keen is subject to the approval of the Bankruptcy Court.

Real Estate Assets

The value of our real estate assets has decreased to $156.7 million as of December 31, 2023 from $205.5 million as of December 31, 2022. This decrease was primarily due to impairment charges and large multi-family sales, partially offset by development and construction activities for houses and apartments.

Liabilities

Liabilities slightly decreased to $158.3 million as of December 31, 2023 from $160.6 million as of December 31, 2022. This decrease was primarily attributable to the following:

1.	Construction loans, net of related party loans increased by $9.7 million to fund the development of land and construction of houses, townhomes, and apartments;
2.	Dividend payable increased by $7.0 million due to a suspension of preferred dividends starting in January 2023;
3.	Revolving line of credit decreased by $10.2 million due to continued paydown pursuant to the amended loan terms, effective February 2023;
4.	Accounts payable and accrued expenses decreased by $6.1 million, primarily driven by decrease in real estate spending; and
5.	Equipment loan decreased by $2.1 million due to the sale of machinery and equipment related to fee build and quarry projects.

Unrestricted Cash Balance

As of December 31, 2023, our cash balance was $3.6 million compared to $9.7 million as of December 31, 2022.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $8.2 million as compared to net cash used of $93.9 million for the year ended December 31, 2022. The decrease in cash used was primarily attributable to a decrease in real estate spending of $87.6 million, increase in impairment loss on real estate of $45.2 million, increase in deferred tax asset change of $8.7 million, increase in note receivable change of $7.3 million, and increase in prepaid and other assets change of $5.9 million, partially offset by an increase in net loss of $51.7 million, and a decrease in accounts payable and accrued expenses of $9.5 million.

Investing Activities

Net cash provided in investing activities for the year ended December 31, 2023 was $0.2 million as compared to $2.5 million for the year ended December 31, 2022. The decrease was primarily due to a decrease in proceeds from the sale of equipment of $4.9 million, which was offset by a decrease in cash used for property and equipment. During the year ended December 31, 2023, there was no purchase of fixed assets as compared to $2.6 million was used for the furniture, fixtures, and leasehold improvements of the new corporate office and purchase of equipment for the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $1.8 million as compared to $75.4 million for the year ended December 31, 2022. This decrease was primarily caused by a decrease in cash provided by the revolving line of credit of $25.0 million, an increase in payments on the revolving line of credit of $10.8 million, a decrease in cash provided by construction loans net of payments of $54.6 million, and a decrease in related party construction loans, net of payments of $2.7 million. This decrease was partially offset by an increase in cash provided from the public offering of $8.9 million, and a decrease in cash used for preferred dividends of $7.2 million.

Debtor-in Possession

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to certain motions and applications intended to limit the disruption of the bankruptcy proceedings on our operations (the First Day Motions) and other motions filed with the Bankruptcy Court, the Bankruptcy Court has authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, pay employee wages and benefits, settle certain de minimis disputes, and pay vendors and suppliers in the ordinary course for all goods and services.

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

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in the JOBS Act and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include:

●	a requirement to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in a public offering registration statement;
●	an exemption to provide fewer than five years of selected financial data in a public offering registration statement;
●	an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act (“SOX”) in the assessment of the emerging growth company’s internal control over financial reporting;
●	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies; and
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit partner rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer.

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

We are exposed to market risks related to fluctuations in interest rates on our outstanding revolving line of credit and our construction loans relating to the Meadowscape and Bridgeview. The interest rate for our variable rate indebtedness as of December 31, 2023 was equal to the daily simple secured overnight financing rate (SOFR) plus an applicable margin of 4.75% for the line of credit, equal to the SOFR one month rate plus an applicable margin of 7.25% for the Meadowscape construction loan, and equal to the variable prime rate plus an applicable margin of 4.38% for the Bridgeview construction loan.

At December 31, 2023, the daily SOFR was 5.38%, one month SOFR was 5.34%. The variable prime rate was 8.50%. A hypothetical 100 basis point increase in the interest rate on our variable rate indebtedness would increase our annual interest cost by approximately $0.1 million for the line of credit and $0.4 million for the two construction loans, respectively. Based on this, we do not believe that the future interest rate risks related to our existing indebtedness will have a material adverse impact on our financial position, results of operations, or liquidity.

At December 31, 2023, we had outstanding fixed-rate borrowings net of debt discount and financing fees of approximately $87.1 million and outstanding variable-rate borrowings net of debt discount and financing fees of approximately $52.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Harbor Custom Development, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Harbor Custom Development, Inc. (Debtor In Possession) (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations, has substantial debt maturing over the next 12 months and has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code on December 11, 2023. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2019.

Somerset, New Jersey

March 29, 2024

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022

ASSETS
Cash	$3,574,500	$9,665,300
Restricted Cash	597,600	597,600
Accounts Receivable, net	279,800	1,707,000
Note Receivable, net	950,000	4,525,300
Prepaid Expense and Other Assets	1,250,900	5,318,100
Real Estate	156,738,400	205,478,200
Property and Equipment, net	1,610,500	2,289,500
Right of Use Assets	1,749,200	1,926,100
Deferred Tax Asset, net	—	4,659,300
TOTAL ASSETS	$166,750,900	$236,166,400

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$5,945,900	$14,090,700
Dividends Payable	—	634,700
Contract Liabilities	25,300	497,400
Deferred Revenue	49,900	52,000
Note Payable - Insurance	529,300	378,500
Revolving Line of Credit Loan, net of Unamortized Debt Discount of $0 and $0.6 million respectively	14,178,700	24,359,700
Equipment Loans	—	2,057,100
Finance Leases	—	154,500
Construction Loans, net of Unamortized Debt Discount of $0.8 million and $1.9 million respectively	125,322,300	107,483,700
Construction Loans - Related Parties, net of Unamortized Debt Discount of $0 and $0.1 million respectively	—	8,122,800
Right of Use Liabilities	—	2,779,400
Total Liabilities Not Subject to Compromise	$146,051,400	$160,610,500
Liabilities Subject to Compromise	12,221,500	—
TOTAL LIABILITIES	$158,272,900	$160,610,500

COMMITMENTS AND CONTINGENCIES - SEE NOTE 14

STOCKHOLDERS’ EQUITY
Preferred Stock, no par value per share, 10,000,000 shares authorized and 3,799,799 issued and outstanding at December 31, 2023 and December 31, 2022	$62,912,100	$62,912,100
Common Stock, no par value per share, 50,000,000 shares authorized and 2,686,431 issued and outstanding at December 31, 2023 and 718,835 issued and outstanding at December 31, 2022	43,030,200	35,704,700
Additional Paid In Capital	3,096,800	1,266,300
Accumulated Deficit	(100,561,100)	(24,327,200)
TOTAL STOCKHOLDERS’ EQUITY	8,478,000	75,555,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,750,900	$236,166,400

See accompanying notes to the consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2023 and 2022

	2023	2022

Sales	$59,256,700	$55,414,300

Cost of Sales	110,691,900	55,866,800

Gross Loss	(51,435,200)	(452,500)

Operating Expenses	9,754,200	16,237,700

Operating Loss	(61,189,400)	(16,690,200)

Other Income (Expense)
Interest Expense	(2,602,600)	(1,760,000)
Interest Income	151,000	465,600
Loss on Sale of Equipment	(47,700)	(3,433,800)
Other Income	51,500	38,000
Total Other Expense	(2,447,800)	(4,690,200)

Bankruptcy Expense	392,500	—

Loss Before Income Tax	(64,029,700)	(21,380,400)

Income Tax Expense (Benefit)	4,589,400	(4,458,200)

Net Loss	(68,619,100)	(16,922,200)

Net Loss Attributable to Non-controlling interests	—	(500)
Preferred Dividends	(7,614,800)	(7,759,900)

Net Loss Attributable to Common Stockholders	$(76,233,900)	$(24,681,600)

Loss Per Share - Basic	$(39.19)	$(35.29)
Loss Per Share - Diluted	$(39.19)	$(35.29)

Weighted Average Common Shares Outstanding - Basic	1,945,233	699,490
Weighted Average Common Shares Outstanding - Diluted	1,945,233	699,490

See accompanying notes to the consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Periods January 1, 2022 through December 31, 2023

	Common Stock		Preferred Stock		Additional	Retained Earnings	Stockholders’	Non-	Total
	Shares Issued	No Par	Shares Issued	No Par	Paid in Capital	(Accumulated Deficit)	Equity (Deficit)	Controlling Interest	Equity (Deficit)
Balance, January 1, 2022	657,767	$32,122,700	4,016,955	$66,507,500	$752,700	$1,646,500	$101,029,400	$(1,291,600)	$99,737,800

Exercise of stock options	1,081	10,500			(1,900)		8,600		8,600
Stock Compensation Expense	5,293				515,500		515,500		515,500
Dissolution of Non-Controlling Interest						(1,292,100)	(1,292,100)	1,292,100	—
Preferred Stock Dividends						(7,759,900)	(7,759,900)		(7,759,900)
Repurchase of Stock	(12,597)	(437,700)					(437,700)		(437,700)
Conversion of Preferred Stock	60,326	3,595,400	(217,156)	(3,595,400)			—		—
Exercise of Warrants	6,965	413,800					413,800		413,800
Net Loss						(16,921,700)	(16,921,700)	(500)	(16,922,200)

Balance, December 31, 2022	718,835	$35,704,700	3,799,799	$62,912,100	$1,266,300	$(24,327,200)	$75,555,900	$—	$75,555,900

Stock Compensation Expense	3,285				218,100		218,100		218,100
Preferred Stock Dividends						(7,614,800)	(7,614,800)		(7,614,800)
Public Offering - Common Stock	160,500	602,600					602,600		602,600
Public Offering - Pre-funded Warrants and Common Warrants					8,335,300		8,335,300		8,335,300
Exercise of Pre-funded Warrants	1,790,718	6,722,900			(6,722,900)		—		—
Round Up of Shares from Reverse Stock Split	13,093						—		—
Net Loss						(68,619,100)	(68,619,100)		(68,619,100)

Balance, December 31, 2023	2,686,431	$43,030,200	3,799,799	$62,912,100	$3,096,800	$(100,561,100)	$8,478,000	$—	$8,478,000

See accompanying notes to the consolidated financial statements.

(Amounts rounded to the nearest $100)

HARBOR CUSTOM DEVELOPMENT, INC. AND SUBSIDIARIES

D/B/A HARBOR CUSTOM HOMES

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023 and 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(68,619,100)	$(16,922,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	333,500	1,407,400
Amortization of right of use assets	176,900	542,800
Loss on sale of equipment	47,700	3,433,800
Provision for loss on contract	153,400	159,100
Impairment loss on real estate	48,825,700	3,602,600
Impairment loss on note receivable	—	1,200,000
Stock compensation	218,100	515,500
Amortization of revolver issuance costs	640,300	457,400
Net change in assets and liabilities:
Accounts receivable	1,427,200	(593,500)
Contract assets	—	2,167,200
Notes receivable	3,575,300	(3,725,300)
Prepaid expenses and other assets	4,413,300	(1,499,900)
Real estate	2,937,900	(84,637,700)
Deferred tax asset	4,659,300	(4,010,300)
Accounts payable and accrued expenses	(6,093,000)	3,428,100
Contract liabilities	(625,500)	338,300
Deferred revenue	(2,100)	7,200
Payments on right of use liability, net of incentives	(224,600)	255,800
NET CASH USED IN OPERATING ACTIVITIES	(8,155,700)	(93,873,700)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(2,646,400)
Proceeds on the sale of equipment	218,100	5,113,300
NET CASH PROVIDED BY INVESTING ACTIVITIES	218,100	2,466,900

CASH FLOWS FROM FINANCING ACTIVITIES
Construction loans	65,836,600	89,559,300
Payments on construction loans	(48,578,300)	(17,115,900)
Financing fees construction loans	(1,864,000)	(2,470,200)
Related party construction loans	(8,177,300)	8,669,900
Payments on related party construction loans	(75,000)	(14,071,800)
Financing fees related party construction loans	—	(105,400)
Revolving line of credit loan	—	25,000,000
Payments on revolving line of credit loan	(10,821,300)	—
Financing fees revolving line of credit loan	—	(1,097,700)
Payments on note payable - insurance	(645,300)	(1,115,500)
Payments on equipment loans	(2,057,100)	(3,894,200)
Payments on financing leases	(74,800)	(104,100)
Preferred dividends	(634,700)	(7,796,100)
Repurchase of common stock	—	(437,700)
Proceeds from common stock offering	602,600	—
Proceeds from pre-funded and common warrants offering	8,335,400	—
Proceeds from exercise of stock options	—	8,600
Proceeds from exercise of warrants	—	413,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,846,800	75,442,900

NET DECREASE IN CASH AND RESTRICTED CASH	(6,090,800)	(15,963,900)

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	10,262,900	26,226,800

CASH AND RESTRICTED CASH AT END OF YEAR	$4,172,100	$10,262,900

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$14,760,300	$8,635,600
Bankruptcy items - Professional fees and employee compensation paid	$261,000	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Termination of right of use leases	$—	$346,900
Amortization of debt discount capitalized	$3,023,800	$2,307,000
Promissory notes issued for earnest money	$300,000	$450,000
Cancellation of promissory note for earnest money	$750,000	$—
Financing of insurance	$796,200	$590,100
Conversion of finance lease to equipment loan	$—	$394,800
Termination of finance leases	$79,700	$—
Financing of fixed assets additions	$—	$110,000
Dividends declared but not paid	$7,614,800	$634,600
Conversion of preferred to common stock	$—	$3,595,400
Exercise of Pre-funded warrants	$6,723,000	$—

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

On August 1, 2019, the Company changed its name from Harbor Custom Homes, Inc. to Harbor Custom Development, Inc.

The Company became an effective filer with the SEC and started trading on The Nasdaq Stock Market LLC (“Nasdaq”) on August 28, 2020.

Nasdaq determined that the Company’s securities will be delisted from Nasdaq on December 12, 2023. Trading of the Company’s common stock (HCDI), preferred stock (HCDIP), and two classes of warrants (HCDIW and HCDIZ) was suspended at the opening of trading on December 21, 2023.

On December 20, 2023, the Company received a notice from FINRA’s Department of Market Operations (the “FINRA Notice”) informing the Company that the trading symbols HCDIQ, HCDPQ, HCDWQ, and HCDZQ were assigned to its common stock, preferred stock, and warrants, respectively, and that as of December 21, 2023, the aforementioned securities would be quoted and traded in the market for unlisted securities (i.e., the “over-the-counter market”). As a result, trading of such securities commenced on OTC Pink Current Information on December 21, 2023 under the trading symbols HCDIQ, HCDPQ, HCDWQ, and HCDZQ.

On December 11, 2023 (the “Petition Date”), Harbor Custom Development, Inc. and certain of its wholly owned subsidiaries, including Belfair Apartments, LLC; Pacific Ridge CMS, LLC; HCDI FL Condo LLC; HCDI Bridgeview LLC; HCDI Semiahmoo LLC; and Beacon Studio Farms LLC (collectively, the “Debtors”), filed a voluntary petition (the “Bankruptcy Petition”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Western District of Washington (such court, the “Bankruptcy Court” and such case, the “Chapter 11 Case”). The Chapter 11 Case is being jointly administered under the caption In re Harbor Custom Development, Inc., et al., Case No. 23-42180-MJH.

Principles of Consolidation

The consolidated financial statements include the following subsidiaries of Harbor Custom Development, Inc. as of the reporting period ending dates as follow:

		Attributable Interest
Names	Dates of Formation	December 31, 2023	December 31, 2022
Saylor View Estates, LLC*	March 30, 2014	N/A	N/A
Belfair Apartments, LLC	December 3, 2019	100%	100%
Pacific Ridge CMS, LLC	May 24, 2021	100%	100%
Tanglewilde, LLC	June 25, 2021	100%	100%
HCDI FL CONDO LLC	July 30, 2021	100%	100%
HCDI Mira, LLC**	August 31, 2021	N/A	100%
HCDI, Bridgeview LLC	October 28, 2021	100%	100%
HCDI Wyndstone, LLC	September 15, 2021	100%	100%
HCDI Semiahmoo, LLC	December 17, 2021	100%	100%
Mills Crossing, LLC***	July 21, 2022	100%	100%
Broadmoor Ventures, LLC***	August 24, 2022	100%	100%
GPB Holdings LLC***	October 29, 2022	100%	100%
Winding Lane Estate LLC***	November 30, 2022	100%	100%
Beacon Studio Farms LLC	March 20, 2023	100%	N/A

*	Saylor View Estates, LLC was voluntarily dissolved with the State of Washington as of January 20, 2022.
**	HCDI Mira, LLC was voluntarily dissolved with the State of Washington as of May 1, 2023.
***	These subsidiaries no longer have any activities and not in use as they were either sold or cancelled during 2023.

As of December 31, 2023 and December 31, 2022, the aggregate non-controlling interest was $0.

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

For the year ended December 31, 2023, the Company generated a net loss of $68.6 million and negative cash flows from operations of $8.2 million. The Company has an unrestricted cash balance of $3.6 million with substantial debt of $140.3 million maturing over the next 12 months as of December 31, 2023. The real estate and construction industries experiencing declining market conditions, lack of financing capabilities, along with the cessation of our major business activities, lack of any additional sources of revenue, as well as the risks and uncertainties related to our ability to successfully complete the Chapter 11 Case, including our ability to realize value from our assets; our ability to develop, negotiate, confirm, and consummate the Proposed Plan, after which our ongoing operations are expected to be limited; the effects of disruption from the Chapter 11 Case; and the costs of the Chapter 11 Case, substantial doubt exists regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of our consolidated financial statements.

Debtor-in Possession

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to certain motions and applications intended to limit the disruption of the bankruptcy proceedings on our operations (the First Day Motions) and other motions filed with the Bankruptcy Court, the Bankruptcy Court has authorized the Company to conduct its business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, pay employee wages and benefits, settle certain de minimis disputes and pay vendors and suppliers in the ordinary course for all goods and services.

Reorganization

Effective on December 11, 2023, the Company began to apply the provisions of ASC 852, Reorganizations (“ASC 852”), which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of certain financial statement line items. ASC 852 requires that the financial statements for periods including and after the filing of the Chapter 11 Case distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

Expenses (including professional fees), realized gains and losses, and provisions for losses that can be directly associated with the reorganization must be reported separately as Bankruptcy items in the consolidated statements of operations beginning December 11, 2023, the date of filing of the Chapter 11 Case. For the year ended December 31, 2023, Bankruptcy expense consisted of legal and professional fees and employee compensation costs directly attributable to bankruptcy.

Liabilities that may be affected by the Plan must be classified as liabilities subject to compromise at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the Plan or negotiations with creditors. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of secured status of certain claims, the values of any collateral securing such claims, or other events. Any resulting changes in classification will be reflected in subsequent financial statements. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the Plan, the entire amount of the claim is included with prepetition claims in liabilities subject to compromise. (See Note 12. Liabilities Subject to Compromise.)

As a result of the filing of the Chapter 11 Case on December 11, 2023, the classification of pre-petition indebtedness is generally subject to compromise pursuant to the Plan. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors’ to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical vendors. The Debtors are paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors may reject certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims.

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

Options and warrants are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment. The grants are amortized on a straight-line basis over the requisite service periods, which are generally the vesting period. The Company accounts for forfeitures of stock options as they occur. When forfeitures occur, the unvested portion of the previously recognized compensation cost is reversed in the period of the forfeiture.

Stock-based compensation expenses are included in operating expenses in the consolidated statements of operations.

For the years ended December 31, 2023 and 2022 when computing fair value of share-based payments, the Company has considered the following range of assumptions:

	December 31, 2023	December 31, 2022
Risk-free interest rate	4.30%	1.73%-3.54%
Exercise price	$3.73	$22.40-$60.00
Expected life of grants in years	6.38	3.93-6.51
Expected volatility of underlying stock	43.50%	42.34%-48.13%
Dividends	—	—

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

Repurchase of Equity Securities

Share repurchases are recorded to common stock at the value of the cash consideration paid, as the Company’s common stock has no par value. These shares were being repurchased for the purpose of constructive retirement. (See Note 18. Stockholders’ Equity.)

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

The pre-funded warrants and common warrants were evaluated in accordance with FASB ASC Topics 480, Distinguishing Liabilities from Equity and 815, Derivatives and Hedging. The Company assessed whether the pre-funded warrants and common warrants are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are mandatorily redeemable, embody obligations to repurchase shares or issue a variable number of shares, are exercisable without any contingent provisions, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock, and are settled in shares. Based on this assessment, the pre-funded warrants and common warrants were classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at the issuance date using a relative fair value allocation method. The Company values these equity instruments at issuance and allocated net proceeds from the sale proportionately to the common stock, the pre-funded warrants, and the common warrants. Of the net proceeds, $0.6 million was allocated to common stock, $6.7 million was allocated to pre-funded warrants, $1.6 million was allocated to common warrants, and $0.1 million was allocated to the placement agent warrants.

The common warrants and placement agent warrants were valued using a Black-Scholes pricing model. When computing the fair value of these warrants, the Company used 3.94% as the risk free interest rate, an exercise price of $5.00 or $6.41, an expected life of 2.5 years, and expected volatility of 37.83% as assumptions in the model. (See Note 18. Stockholders’ Equity.)

Earnings (Loss) Per Share (“EPS”)

EPS is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. EPS is computed pursuant to topic 260-10-45 of the FASB ASC. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16, basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the numerator may have to adjust for any dividends and income or loss associated with potentially dilutive securities that are assumed to have resulted in the issuance of shares of common stock and the denominator may have to adjust to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued during the period to reflect the potential dilution that could occur from shares of common stock issuable through a contingent shares issuance arrangement, stock options, warrants, RSUs, or convertible preferred stock. For purposes of determining diluted earnings per common share, the treasury stock method is used for stock options, warrants, and RSUs, and the if-converted method is used for convertible preferred stock as prescribed in FASB ASC Topic 260. Because of the net loss for the year ended December 31, 2023, the impact of including these in the computation of diluted EPS was anti-dilutive.

In accordance with FASB ASC Topic 260-10-45, pre-funded warrants have been included in the weighted average common shares outstanding number for the purpose of calculating EPS.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss attributable to common stockholders per share of common stock for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Numerator:
Net loss attributable to common stockholders	$(76,233,900)	$(24,681,600)
Effect of dilutive securities:	—	—

Diluted net loss	$(76,233,900)	$(24,681,600)

Denominator:
Weighted average common shares outstanding - basic	1,945,233	699,490
Dilutive securities (a):
Restricted Stock Awards	—	—
Options	—	—
Warrants	—	—
Convertible Preferred Stock	—	—

Weighted average common shares outstanding and assumed conversion – diluted	1,945,233	699,490

Basic net loss per common share	$(39.19)	$(35.29)

Diluted net loss per common share	$(39.19)	$(35.29)

(a) - Outstanding anti-dilutive securities excluded:
Unvested restricted stock awards	1,167	12,000
Stock options	98,459	37,546
Warrants to purchase common stock (20:1) (1)	18,447,564	18,447,564
Warrants to purchase common stock (1:1) (2)	2,068,291	—
Convertible preferred stock (3)	3,799,799	3,799,799
Warrants to purchase convertible preferred stock (3)	12,000	12,000

(1)	The number of outstanding warrants, issued prior to the reverse stock split on March 6, 2023, did not change or split pursuant to the reverse stock split, but the number of shares of common stock issuable upon exercise of these warrants was adjusted based on a 1 to 0.05 ratio.
(2)	The number of outstanding warrants issued after the reverse stock split on March 6, 2023 are exercisable for shares of common stock on a 1 to 1 ratio.
(3)	Preferred stock and warrants to purchase convertible preferred stock are convertible into common stock on a 0.2778 to 1 ratio.

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

Cash and Cash Equivalents

The Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivables are reported at the amount the Company expects to collect from outstanding balances. The Company provides for an allowance for credit losses based upon a review of the outstanding accounts receivable, historical collection information, and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The allowance for credit losses was $0.1 million and $0 as of December 31, 2023 and December 31, 2022, respectively.

Notes Receivable

Notes receivables are recorded at amounts due to the Company according to the contractual terms of the loan agreement. The Company’s notes receivables are for the sale of real estate properties or financing the development of the properties prior to acquisition and are each secured by the underlying improved real estate properties.

The Company reviews notes receivable for credit losses whenever events or circumstances indicate that the note may not be fully recoverable. Credit losses are present when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Under ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments, the allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The credit losses are measured based on the estimated uncollectible amount less the fair value of the underlying collateral. Credit loss is recognized with an allowance against the note receivable with a corresponding charge to bad debt expense under operating expenses. The allowance for credit losses is written down when the remaining note amount is collected in full. There was no valuation allowance as of December 31, 2023. The allowance for credit losses was $1.2 million for notes receivable as of December 31, 2022. (See Note 3. Notes Receivable.)

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

The Company capitalized interest from related party borrowings of $0.4 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively. The Company capitalized interest from third-party borrowings of $9.8 million and $5.7 million for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the Company recorded impairment charges of $14.1 million for entitled land and $5.4 million for homes. The Company recorded developed lot impairment of $10.1 million and $1.2 million and multi-family impairment of $19.3 million and $2.4 million as of December 31, 2023 and 2022, respectively. These charges are included in the real estate balance as presented in Note 5. Real Estate. The Company did not identify any other real estate that qualified for an impairment charge.

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

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e., design, engineering, procurement of material, etc.) should not be recognized as the Company does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current contract asset in the Company’s balance sheet. Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract would be reflected as a current contract liability in the Company’s balance sheet. (See Note 20. Uncompleted Contracts.)

Revenues from contracts with customers are summarized by category as follows for the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Homes	$9,104,000	$28,670,000
Developed Lots	11,033,500	9,510,000
Entitled Land	—	7,880,000
Fee Build	877,800	9,124,000
Multi-family	38,241,400	175,900
Construction Materials	—	54,400
Total Revenue	$59,256,700	$55,414,300

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations for the years ended December 31, 2023 and 2022:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Performance obligations satisfied at a point in time	$58,378,900	$46,290,300
Performance obligations satisfied over time	877,800	9,124,000
Total Revenue	$59,256,700	$55,414,300

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

Rental income is included as a part of sales on the statement of operations and within the multi-family segment presented in Note 19. Segments. Rental income was $3.5 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Security deposits related to the residential apartment leases are maintained in a checking account, separate from the Company’s operating account, in accordance with Washington State laws. These security deposits are recorded within cash and customer deposit liabilities within accounts payable and accrued expenses.

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

Rental expenses, relating to multi-family rental revenue, are charged to cost of sales as incurred.

Advertising

Advertising expenses, which are expensed as incurred and included in operating expenses, were $0.3 million and $0.4 million for the years ended December 31, 2023 and 2022.

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

The Company recognizes a tax benefit for an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. There are no uncertain tax positions as of December 31, 2023 and December 31, 2022.

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

Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets. This update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The underlying premise of the update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. Pursuant to ASU No. 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2022 for small reporting companies, non-SEC filers, and all other companies. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

On May 3, 2021, the FASB released ASU No. 2021-04, Compensation – Earning Per Share (Topic 260), Debt - Modifications and Extinguishments (subtopic 470-50), Compensation - Stock Compensation (Topic 718), Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example warrants) that remain equity classified after modification or exchange. The standard is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-04 on January 1, 2022, however the adoption did not have an impact on the Company’s consolidated financial statements.

In July 2023, the FASB released ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (SEC Update). The FASB issued this update to describe and clarify the amendments as listed above. The Company assessed the amendments related to this update, specifically for Topics 205, 505 and 718 and noted that ASU No. 2023-03 does not have an impact on the Company’s consolidated financial statements.

In July 2023, the SEC adopted the final rule under SEC Release No. 33-11216, Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure, requiring disclosure of material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. Regulation S-K Item 6 disclosure requirements under this rule will be effective for the Company in the fourth quarter of 2023. Incident disclosure requirements in Form 8-K will be effective for the Company on June 15, 2024. The Company has adopted this rule and included the required disclosure within Item 1C. CYBERSECURITY. The Company is still evaluating and addressing the incident disclosure requirements effective June 15, 2024.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires, among other things, the following: (i) enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included in a segment’s reported measure of profit or loss; (ii) disclosure of the amount and description of the composition of other segment items, as defined in ASU 2023-07, by reportable segment; and (iii) reporting the disclosures about each reportable segment’s profit or loss and assets on an annual and interim basis. The provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024; early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, entities to disclose additional information with respect to the effective tax rate reconciliation and to disclose the disaggregation by jurisdiction of income tax expense and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

Impairment of Property and Equipment

The Company reviews fixed assets for impairment whenever events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is present when the sum of estimated undiscounted future cash flow expected to result from use of the assets is less than carrying value. If impairment is present, the carrying value of the impaired asset is reduced to its fair value. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. As of December 31, 2023 and December 31, 2022, there were no impairment losses recognized for fixed assets.

2. CONCENTRATIONS

Cash Concentrations

The Company maintains cash balances at various financial institutions. These balances are secured by the Federal Deposit Insurance Corporation. These balances generally exceed the federal insurance limits. Uninsured cash balances were $2.6 million and $8.1 million as of December 31, 2023 and December 31, 2022, respectively.

Revenue Concentrations

Homes

For the year ended December 31, 2023, six individual customers represented more than 10% of our home revenue for the year end December 31, 2023. There were no concentrations in relation to the homes revenue segment for the year ended December 31, 2022.

Developed Lots

For the year ended December 31, 2023, two customers each represented 11% and 10% of the developed lots revenue, respectively. For the year ended December 31, 2022, two customers each represented 59% and 25% of the developed lots revenue, respectively.

Entitled Land

For the year ended December 31, 2023, there were no concentrations in relation to the entitled land segment.. For the year ended December 31, 2022, two customers each represented 57% and 43% of the entitled land revenue, respectively.

Fee Build

One customer represented 100% of fee build revenue for the years ended December 31, 2023 and 2022.

Multi-Family

For the year ended December 31, 2023, two customers represented 54% and 37% of the multi-family revenue. There were no concentrations in relation to the multi-family revenue segment for the year ended December 31, 2022.

3. NOTES RECEIVABLE

The outstanding balance of notes receivable amounted to $1.0 million and $4.5 million at December 31, 2023 and December 31, 2022, respectively. These notes arose as financing by the Company for the sale of real estate properties or financing the development of the properties prior to acquisition and are secured by the underlying improved real estate properties. The remaining note accrues interest at an annual rate of 9% and all payments of principal and interest are due in full on December 20, 2024. Interest income was $0.2 million and $0.5 million for the years ended December 31, 2023 and 2022, respectively. The accrued interest income receivable was $0.2 million and $0.2 million as of the year ended December 31, 2023 and 2022, respectively.

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

The details of notes receivables, net of valuation allowance are as follows:

	December 31, 2023	December 31, 2022
Broadmoor Commons LLC	$—	$1,000,300
Modern Homestead LLC	950,000	1,445,000
Noffke Horizon View, LLC	—	2,080,000
Total Notes Receivable, Net	$950,000	$4,525,300

4. PROPERTY AND EQUIPMENT

Property and equipment stated at cost, less accumulated depreciation and amortization, consisted of the following:

	December 31, 2023	December 31, 2022

Machinery and Equipment	$44,000	$505,300
Vehicles	—	26,200
Furniture and Fixtures	692,100	695,600
Leasehold Improvements	1,467,100	1,524,000
Total Fixed Assets	2,203,200	2,751,100
Less Accumulated Depreciation	(592,700)	(461,600)
Fixed Assets, Net	$1,610,500	$2,289,500

Depreciation expense was $0.3 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.

5. REAL ESTATE

Real Estate consisted of the following components:

	December 31, 2023	December 31, 2022

Land Held for Development	$31,410,100	$47,166,700
Construction in Progress	96,205,900	123,927,300
Held for Sale	29,122,400	34,384,200
Total Real Estate	$156,738,400	$205,478,200

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2023	December 31, 2022

Trade Accounts Payable	$6,599,600	$11,472,100
Retainage Payable	65,500	1,130,300
Accrued Compensation, Bonuses, and Benefits	143,200	384,700
Accrued Quarry Reclamation Costs	10,000	76,200
Other Accruals	1,179,500	1,027,400
Pre-petition Liabilities Subject to Compromise	(2,051,900)	—
Total Accounts Payable and Accrued Expenses Not Subject to Compromise	$5,945,900	$14,090,700

7. REVOLVING LINE OF CREDIT

On March 7, 2022, the Company entered into a senior secured revolving credit facility (“the credit facility”) with BankUnited, N.A. (the “Lender”) for $25.0 million. The credit facility has a two year term, with a maturity date of March 7, 2024. The unpaid principal bears interest at a fluctuating rate of interest per annum equal to the daily simple secured overnight financing rate (SOFR) plus the applicable margin of 4.75%. The credit facility is used to fund the Company’s general working capital needs and interest is expensed as incurred. For the year ended December 31, 2022, the Company capitalized debt issuance costs of $1.1 million, respectively. These costs are recorded as debt discount and amortized ratably over the life of the loan. The credit facility is collateralized by all of the Company’s assets wherein the Lender is granted a junior priority interest in all collateralized Company assets that Lender has previously identified as a permitted lien or other encumbrance that the Company regularly incurs through its ordinary course of business; in all other Company assets, Lender maintains a first priority security interest. In connection with the Company’s Chapter 11 proceedings, the nature, validity, extent, and priority of Lender’s liens are currently disputed. The credit facility also contains specific financial covenants. As of December 31, 2022, the Company was not in compliance with the minimum interest coverage ratio requirement and consolidated liquidity covenant.

On February 23, 2023, the Company entered into an amended loan agreement (the “Amendment”) with the Lender, whereby the Lender agreed to waive its right to accelerate and declare all of the debt immediately due and owing, based upon the previously disclosed non-compliance with financial covenants resulting in technical default under the loan agreement. Further, the Lender waived the requirement that the Company comply with certain financial covenants through maturity of the debt. These concessions were made as a result of the Company granting the Lender second mortgage positions for certain properties owned by the Company, as well as transferring to the Lender membership certificates pledging certain properties as collateral. Additionally, the Company agreed to make principal reduction payments including paying the Lender $0.6 million on the 20th of every month which otherwise would have been paid to preferred shareholders as a dividend on the preferred stock, and pay to the Lender 25% of all net cash proceeds from asset sales, public offerings of any class of stock or debt, private equity recaptures, or any capital raise. The Company also agreed that it will not close on the purchase of any new projects without the Lender’s express written consent and will not repurchase any of its outstanding securities. The aforementioned payments will continue to be made until the earlier of March 7, 2024 or until the loan has been paid in full. On November 20, 2023, the Company suspended making payments.

The Company evaluated the Amendment in accordance with ASC 470-50, Debt - Modifications and Extinguishments and applied the borrowing capacity model as it relates to a revolving debt arrangement. Under the Amendment, the Lender is no longer committed and has no further lending obligations to the Company, which reduced the borrowing capacity of available credit to $0. The Company determined that this modification is considered a partial extinguishment and expensed the remaining unamortized debt discount of $0.5 million within interest expense for the year ended December 31, 2023.

The filing of the Bankruptcy Petition constituted an event of default under the loan agreement dated March 7, 2022 and the Amendment to the Loan Agreement, dated February 22, 2023. The interest accrues at the default rate from December 2023, which rate floats at the contract rate plus 3%, until the debt is paid in full. As of December 31, 2023, the Company accrued $0.03 million of default interests as incurred. The Company cannot reasonably estimate as of December 31, 2023 whether the default interest will be paid or not.

Interest expense was $2.5 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and December 31, 2022, the revolving line of credit loan balance was $14.2 million and $25.0 million and the unamortized debt discount balance was $0 and $0.6 million, respectively.

8. EQUIPMENT LOANS

Equipment loans consists of the following:

	December 31, 2023	December 31, 2022

Various notes payable to banks and financial institutions with interest rates varying from 0.00% to 13.89%, collateralized by equipment with monthly payments ranging from $400 to $10,500:	$—	$2,057,100
Book value of collateralized equipment:	$—	$11,800

There were no future equipment loan maturities as of December 31, 2023.

Interest expense was $0.001 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

9. CONSTRUCTION LOANS

The Company has various construction loans with private individuals and finance companies. The loans are collateralized by specific construction projects. Most loans are generally on one to two year terms but will be extended or refinanced if the project is not completed within one to two years and will be due upon the completion of the project.

The loans have interest ranging from 7.99% to 13.00%. The commencement of the Chapter 11 Case constituted an event of default under most of the Company’s debt agreements. The interests at the default rates are ranging from 13.55% to 24.00%. The interest accrues at the default rate from the event of default until the debt is paid in full. As of December 31, 2023, the Company accrued $0.8 million of default interests as incurred. The Company cannot reasonably estimate as of December 31, 2023, whether the default interests will be paid or not. Interest expense and amortization of debt discount are capitalized when incurred and expensed as cost of goods sold when the corresponding property is sold or expensed as incurred when the property is substantially complete.

The loan balances related to third party lenders as of December 31, 2023 and December 31, 2022 were $126.2 million and $109.4 million, respectively. The unamortized debt discounts related to these construction loans as of December 31, 2023 and December 31, 2022 were $0.8 million and $1.9 million, respectively. The book value of collateralized real estate as of December 31, 2023 and December 31, 2022 was $156.7 million and $193.1 million, respectively.

10. LETTER OF CREDIT

The Company has a letter of credit agreement with WaFd Bank of $0.6 million. The letter of credit expires February 1, 2032. The interest rate of the letter of credit is Prime plus 1%. The letter of credit was established for the purpose of collateralizing the Company’s new Tacoma office lease obligations with the landlord which is the beneficiary of the letter of credit.

11. NOTE PAYABLE - INSURANCE

The Company purchased Directors & Officers (D&O) insurance on August 28, 2023 for $0.4 million. A down payment of $0.03 million was made and the remaining balance was financed over 11 months. The interest rate on the loan is 7.90%. The Company purchased D&O insurance on August 28, 2022 for $0.6 million. A down payment of $0.1 million was made and the remaining balance was financed over 11 months. The interest rate on the loan is 4.75%. The loan balance as of December 31, 2023 and December 31, 2022 was $0.2 million and $0.4 million, respectively.

The Company also obtained financing on General Liability insurance for $0.5 million effective October 1, 2023. A down payment of $0.1 million was made and the remaining balance was financed over 10 months. The interest rate on the loan is $8.95% and the remaining balance as of December 31, 2023 was $0.3 million.

12. LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise as part of the Chapter 11 Case consisted of the following:

December 31, 2023

Pre-petition Accounts Payable and Accrued Expenses	$2,051,900
Dividends Payable	7,614,800
Right of Use Liabilities	2,554,800
Pre-petition Liabilities Subject to Compromise	$12,221,500

These amounts represent the Company’s current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Case and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. Determination of the value at which liabilities will ultimately be settled cannot be made until the Plan becomes effective. The Company will continue to evaluate and adjust the amount and classification of its pre-petition liabilities. Such adjustments may be material. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of Liabilities subject to compromise may change.

13. DEFINED CONTRIBUTION PLAN

Effective January 1, 2016, the Company established a 401(k) plan for qualifying employees; employee contributions are voluntary. Company contributions to the plan for the years ended December 31, 2023 and 2022 were $0.1 million and $0.1 million, respectively.

14. COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, and workers’ compensation. There are no significant or pending litigation or regulatory proceedings known at this time other than the uncertainty with the results of the Chapter 11 proceedings.

15. RELATED PARTY TRANSACTIONS

Notes Payable

The Company entered into construction loans with Sound Equity, LLC of which Robb Kenyon, a former director and minority shareholder, is a partner. These loans were originated between April 2019 and June 2021; the loans generally have a 12 to 24 month maturity, including those that have been extended. The interest rates range between 7.99% and 11.00%. As of December 31, 2023, and December 31, 2022, the outstanding loan balances were $0 and $8.2 million, respectively. For the years ended December 31, 2023 and 2022, the Company capitalized loan fees of $0.1 million and $0.1 million, respectively. These fees are recorded as debt discount and amortized over the life of the loan. The amortization is capitalized to real estate. As of December 31, 2023 and December 31, 2022, there were $0 and $0.1 million of remaining unamortized debt discounts, respectively. The interest is capitalized to real estate as incurred and will be expensed to cost of goods sold when the property is sold. During the years ended December 31, 2023 and 2022, the Company incurred interest of $0.4 million and $1.1 million, respectively.

Robb Kenyon resigned as a director of the Company on July 8, 2021.

Due to Related Party

The Company previously utilized a quarry to process waste materials from the completion of raw land into sellable/buildable lots. The materials produced by the quarry and sold by the Company to others were subject to a 25% commission payable to SGRE, LLC, which is 100% owned by the Company’s former Chief Executive Officer and President. The commission expense was recorded in operating expenses. On December 31, 2023 and December 31, 2022, the commission payable was $0 and $0, respectively. For the years ended December 31, 2023 and 2022, the commission expense was $0 and $0.04 million, respectively. The Company has completed its quarry operations and no longer incurs any commission expenses.

Rental Expense

The Company previously entered into property management agreements with Olympic Management Company (“OMC”), which was owned and operated by a family member related to the Company’s former Chief Executive Officer and President. OMC served as a managing agent for leasing and managing the Company’s Mills Crossing, Belfair View, Pacific Ridge, and Wyndstone multi-family properties. The Company paid management fees to OMC, which consisted of service fees of up to $3,000 per month and $500 for each lease of a vacant apartment unit. The Company also reimbursed the payroll, benefits, and other employment costs relating to an office manager, leasing consultant, and maintenance staff employed by OMC for their time incurred in the operations of the property. For the years ended December 31, 2023 and 2022, the management fees and payroll and benefits incurred and recorded as rental expense within cost of sales were $0.3 million and $0.04 million, respectively. The Company terminated the agreements with OMC and transitioned to a third party property management company, effective June 7, 2023 for leasing and managing the Company’s Belfair, Pacific Ridge, and Wyndstone multi-family properties. Mills Crossing was managed by OMC until it was sold on June 16, 2023.

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

The components of lease expense were as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Finance leases expense
Depreciation of assets	$8,900	$76,000
Interest on lease liabilities	2,000	17,700
Operating lease expense	286,800	677,400
Total net lease cost	$297,700	$771,100

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
Operating leases:
Operating lease ROU assets	$1,749,200	$1,926,100

Total ROU Liabilities	$2,554,800	$2,779,400

Finance leases:
Property and equipment, at cost	$—	$178,800
Less: Accumulated depreciation	—	79,100
Property and equipment, net	$—	$99,700

Total Finance lease liabilities	$—	$154,500

Supplemental cash flow and other information related to leases was as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases - lease payments	$(224,600)	$(358,100)
Operating cash flows from operating leases - lease incentives	—	613,900
Financing cash flows from finance leases - lease payments	(74,800)	(104,100)

Assets obtained in exchange for lease liabilities:
Operating leases	$—	$—
Finance leases	—	110,000

Weighted average remaining lease term (in years):
Operating leases	8.25	9.2
Finance leases	—	0.9

Weighted average discount rate:
Operating leases	4.0%	4.0%
Finance leases	—	7.5%

The minimum lease payments under the terms of the operating leases are as follows for the years ended December 31:

Operating Leases

2024	$316,300
2025	325,700
2026	335,400
2027	345,500
2028	355,800
Thereafter	1,365,900
Total lease payments	$3,044,600
Less amount of discount/interest	(489,800)
$2,554,800

17. INCOME TAX

The components of net deferred tax assets and liabilities at December 31, 2023 and 2022 are set forth below:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Federal NOL carryforwards	$6,790,800	$1,905,900
UNICAP	783,700	1,865,900
Lease liability	561,400	586,300
Stock based compensation	7,400	15,400
Investments	—	200
Impairment loss on note receivable and real estate and loss provision on fee build contracts	10,388,700	1,046,700
Sec. 163(j) interest deduction carryforwards	823,100	273,100
Tax Credits	72,000	72,000
Charitable Contribution Carryover	2,000	—
Bad Debt Expense	263,700	—
Advanced Rent Payments	11,000	—
Total assets	$19,703,800	$5,765,500

Deferred tax liabilities:
Property and equipment	$290,200	$480,200
Right of use assets	538,000	553,800
Sec. 481(a) adjustments	37,600	72,200
Total liabilities	$865,800	$1,106,200
Subtotal deferred tax assets	$18,838,000	$4,659,300
Valuation allowance	(18,838,000)	—
Net deferred tax assets	$—	$4,659,300

The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considered all evidence, both positive and negative, including the nature, frequency, and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment. As of December 31, 2023, the Company determined that it was not more likely than not that the Company’s deferred tax assets would be realized and therefore recorded a valuation allowance of $15.8 million. As of December 31, 2022, the Company had no valuation allowance recorded against the deferred tax assets.

The Company has approximately $30.9 million and $13.0 million of federal net operating losses (“NOL”) for the years ended December 31, 2023 and December 31, 2022, respectively. Section 382 of the Internal Revenue Code limits the utilization of NOL carryforwards following a change of control. Based on our analysis under Section 382, the Company is subjected to such restrictions for the years ended December 31, 2023 and December 31, 2022. The Company has not utilized the NOL carryforwards for the years ended December 31, 2023 and 2022. This will be updated pending finalization of the analysis and the filing of the 2023 tax return. These NOLs will not expire and will remain available for future periods, but are limited to 80% of taxable income, due to the Tax Cuts and Jobs Act, passed in 2017.

The components of income tax expense (benefit) and the effective tax rates for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Current:
Federal	$(107,500)	$(456,300)
State	28,700	8,400
Total Current	(78,800)	(447,900)
Deferred:
Federal	(13,335,700)	(3,989,100)
State	(834,100)	(21,200)
Total Deferred	(14,169,800)	(4,010,300)
Valuation Allowance	18,838,000	—
Total Income Tax Expense (Benefit)	$4,589,400	$(4,458,200)

The expected tax rate differs from the U.S. Federal statutory rate as follows:

	2023	2022
US federal statutory rate	21.0%	21.0%
Change in federal valuation allowance	(29.4)%	—%
Accrual to return changes and other adjustments to deferred balances	(0.1)%	(0.5)%
Tax credits	0.1%	0.3%
Incentive stock options	—%	(0.1)%
State taxes	1.2%	0.1%
Change in tax rate	—%	0.1%
Other	—%	—%
Effective Tax Rate	(7.2)%	20.9%

The Company has not recorded any uncertain tax positions for any tax year and treats accrued interest and penalties on income tax liabilities as income tax expense for the years ended December 31, 2023 and 2022.

The Company files an income tax return in the U.S. and is subject to examination by the IRS for the tax years 2019, 2020, 2021 and 2022.

18. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, at no par value per share. At December 31, 2023, the Company had 2,686,431 shares of common stock issued and outstanding and 718,835 shares of common stock issued and outstanding as of December 31, 2022.

Each share of common stock has one vote per share for all purposes. Common stock does not provide any preemptive, subscription, or conversion rights and there are no redemption or sinking fund provisions or rights. Common stockholders are not entitled to cumulative voting for purposes of electing members to the Board of Directors.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, no par value per share. As of December 31, 2023 and 2022, the Company had 3,799,399 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred Shares”) issued and outstanding. The holders of the Series A Preferred Shares are entitled to receive dividends at $2.00 per share per annum which are paid monthly in arrears starting June 30, 2021. Beginning on June 9, 2024, the Company may, at its option, redeem the Series A Preferred Shares, in whole or in part, by paying $25.00 per share, plus any accrued and unpaid dividends to but not including the date of redemption. To the extent declared by the Board of Directors, dividends will be payable not later than 20 days after the end of each calendar month. Dividends on the Series A Preferred Shares will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends, and whether or not such dividends are declared by the Board of Directors.

Conversion at Option of Holder. Each Series A Preferred Share, together with accrued but unpaid dividends, is convertible into 0.2778 shares of common stock (subject to adjustment) at any time at the option of the holder.

Dividends

Preferred Stock. The holders of the Series A Preferred Shares are entitled to receive dividends in the amount of $2.00 per share, which is equivalent to 8% of the $25.00 liquidation preference per share. The Company has accrued dividends of $7.6 million as of December 31, 2023. The Company had accrued dividends of $0.6 million as of December 31, 2022 which were paid to the shareholders on January 20, 2023.

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

Reverse Stock Split

On February 17, 2023, the Company held a special meeting of stockholders at which the stockholders approved a proposal to effect a reverse split of its issued and outstanding shares of common stock at a ratio of between 1-for-3 and 1-for-25 (the “Reverse Stock Split”), such ratio to be selected at the sole discretion of the Company’s Board without further stockholder action.

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

Repurchase of Equity Securities

On May 10, 2022, the Board of Directors approved a stock repurchase program authorizing the repurchase of up to $5.0 million worth of shares of common stock beginning May 10, 2022. The amount of the repurchase program represented approximately 15% of the outstanding shares of the Company’s common stock valued at the closing price on May 10, 2022. During the nine months ended December 31, 2023, the Company did not repurchase any shares of common stock. During the year ended December 31, 2022, the Company repurchased 12,597 shares of common stock under this repurchase program at an average price of $35.23 per share for a total of approximately $0.4 million.

As a part of the amended loan agreement reached with BankUnited, N.A. on February 23, 2023, the Company agreed that it will not repurchase any of its currently outstanding securities.

(A) Options

The following is a summary of the Company’s option activity:

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2022	23,163	$56.43
Exercisable – January 1, 2022	17,186	$55.47
Granted	19,600	$23.79
Exercised	(1,081)	$8.00
Forfeited/Cancelled	(4,135)	$34.48
Outstanding – December 31, 2022	37,546	$41.51
Exercisable – December 31, 2022	19,696	$55.55
Granted	140,000	$3.73
Exercised	—	$—
Forfeited/Cancelled	(79,087)	$8.97
Outstanding – December 31, 2023	98,459	$13.93
Exercisable – December 31, 2023	17,543	$54.67

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$3.73 - $130.00	98,459	9.00	$13.93	17,543	$54.67

During the year ended December 31, 2023, 140,000 options were issued to officers of the Company. These options have an exercise price of $3.73 per share and a term of ten years. One half of these options will vest upon the filing of the Company’s Form 10-K for the year ended December 31, 2024 with the U.S. Securities and Exchange Commission, with the remainder to vest in equal proportions upon the first and second anniversary of said filing. The options have an aggregated fair value of approximately $0.3 million that was calculated using the Black-Scholes option-pricing model based on the assumptions discussed above in Note 1 under Stock-Based Compensation.

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

During the year ended December 31, 2023, the Company had no options exercised by employees and former employees. During the year ended December 31, 2022, the Company had 1,081 options exercised by former employees. These options were exercised at $8.00 per share for a total of $0.01 million.

The Company recognized share-based compensation net of forfeitures related to options of $0.1 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

On December 31, 2023, unrecognized share-based compensation was $0.2 million.

The intrinsic value for outstanding and exercisable options as of December 31, 2023 and 2022 was $0 and $0, respectively.

(B) Warrants

The following is a summary of the Company’s common stock warrant activity, for warrants that are exercisable at a 20 to 1 ratio to common stock:

	Warrants*	Weighted Average Exercise Price
Outstanding – January 1, 2022	18,486,859	$3.46
Exercisable – January 1, 2022	18,486,859	$3.46
Granted	100,000	$3.00
Exercised	(139,295)	$2.97
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2022	18,447,564	$3.47
Exercisable – December 31, 2022	18,380,897	$3.47
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2023	18,447,564	$3.47
Exercisable – December 31, 2023	18,414,231	$3.47

*	As a result of the Reverse Stock Split, each warrant now entitles the holder to purchase one-twentieth (0.05) of one share of common stock.

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 - $7.50	18,447,564	2.68	$3.47	18,414,231	$3.47

During the year ended December 31, 2023, the Company did not issue any warrants with a 20 to 1 ratio. During the year ended December 31, 2022, the Company issued 100,000 warrants to purchase 5,000 shares of common stock in connection with investor relation services being performed. The warrants have an exercise price of $3.00 per warrant, a term of five years, and vest over three years. The fair value of these warrants is $0.1 million as of December 31, 2022.

The intrinsic value for outstanding and exercisable warrants as of December 31, 2023 and 2022 was $0 and $0, respectively.

The following is a summary of the Company’s common stock warrant activity, for warrants that are exercisable at a 1 to 1 ratio to common stock:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2023	—	$—
Exercisable – January 1, 2023	—	$—
Granted	2,068,291	$5.08
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2023	2,068,291	$5.08
Exercisable – December 31, 2023	2,068,291	$5.08

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.00 - $6.41	2,068,291	4.38	$5.08	2,068,291	$5.08

During the year ended December 31, 2023, the Company issued 2,068,291 warrants in connection with the Offering. The warrants have an exercise price between $5.00 and $6.41 per warrant, a term of five years, and vested immediately. The fair value of these warrants was $1.8 million before the net proceed allocations.

The intrinsic value for outstanding and exercisable warrants as of December 31, 2023 was $0.

The following is a summary of the Company’s preferred stock warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2022	12,000	$24.97
Exercisable – January 1, 2022	12,000	$24.97
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2022	12,000	$24.97
Exercisable – December 31, 2022	12,000	$24.97
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2023	12,000	$24.97
Exercisable – December 31, 2023	12,000	$24.97

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$24.97	12,000	2.44	$24.97	12,000	$24.97

During the years ended December 31, 2023 and 2022, the Company did not issue any preferred warrants.

The intrinsic value for outstanding and exercisable preferred warrants as of December 31, 2023 and 2022 was $0.

(C) Pre-Funded Warrants

The following is a summary of the Pre-Funded Warrant activity:

	Pre-Funded Warrants	Weighted Average Exercise Price
Outstanding – January 1, 2023	—	$—
Exercisable – January 1, 2023	—	$—
Granted	1,790,718	$0.0001
Exercised	(1,790,718)	$0.0001
Forfeited/Cancelled	—	$—
Outstanding – December 31, 2023	—	$—
Exercisable – December 31, 2023	—	$—

During the year ended December 31, 2023, the Company issued Pre-Funded Warrants to purchase 1,790,718 shares of common stock in connection with the Offering. The Pre-Funded Warrants have an exercise price of $0.0001 per Pre-Funded Warrant, and are exercisable at any time after their original issuance at the option of the holder, subject to certain restrictions. The fair value of these Pre-Funded Warrants was $7.6 million before the net proceed allocations.

During the year ended December 31, 2023, all Pre-Funded Warrants were exercised for 1,790,718 shares of common stock.

(D) Restricted Stock Plan

The following is a summary of the Company’s restricted stock activity:

	Restricted Stock	Weighted Average Fair Value
Non Vested Balance - January 1, 2022	7,250	$49.02
Granted	11,555	$39.16
Vested	6,805	$50.87
Forfeited/Cancelled	—	$—
Non Vested Balance - December 31, 2022	12,000	$38.48
Granted	—	$—
Vested	3,834	$38.78
Forfeited/Cancelled	6,999	$38.70
Non Vested Balance - December 31, 2023	1,167	$36.20

The Company periodically grants restricted stock awards to the Board of Directors and certain employees pursuant to the 2020 Plan. These typically are awarded by the Compensation Committee at one time and from time to time, to vest over one to three years, unless otherwise determined by the Compensation Committee.

The Company recognized $0.1 million and $0.4 million of share-based compensation during the years ended December 31, 2023 and 2022, respectively.

On December 31, 2023, there was $0.03 million of unrecognized compensation related to non-vested restricted stock.

19. SEGMENTS

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

The Company’s business is organized into five material reportable segments which aggregate 100% of revenue for the year ended December 31, 2023:

1)	Homes;
2)	Developed lots;
3)	Entitled land;
4)	Multi-family; and
5)	Fee Build.

The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The following represents revenue, cost of goods sold, and gross profit (loss) information for the Company’s reportable segments for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenue by segment
Homes	$9,104,000	$28,670,000
Developed lots	11,033,500	9,510,000
Entitled land	—	7,880,000
Multi-family	38,241,400	175,900
Fee Build	877,800	9,124,000
Other	—	54,400
Total Sales	$59,256,700	$55,414,300

Cost of goods sold by segment
Homes	$14,061,900	$24,027,100
Developed lots	21,325,400	9,797,700
Entitled land	14,817,500	4,060,200
Multi-family	59,337,300	2,564,400
Fee Build	942,600	13,597,500
Other	207,200	1,819,900
Total Cost of Sales	$110,691,900	$55,866,800

Gross profit (loss) by segment
Homes	$(4,957,900)	$4,642,900
Developed lots	(10,291,900)	(287,700)
Entitled land	(14,817,500)	3,819,800
Multi-family	(21,095,900)	(2,388,500)
Fee Build	(64,800)	(4,473,500)
Other	(207,200)	(1,765,500)
Total Gross Profit (Loss)	$(51,435,200)	$(452,500)

The following represents total assets for the Company’s reportable segments at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Homes	$18,786,400	$29,880,500
Developed lots	15,789,800	43,469,900
Entitled land	26,126,600	9,499,600
Multi-family	98,167,300	131,485,900
Fee Build	22,100	1,703,200
Unallocated (Shared)	7,858,700	20,127,300
Total Assets	$166,750,900	$236,166,400

20. UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$20,525,800	$19,429,800
Estimated loss	(3,702,800)	(3,495,100)
Costs and estimated earnings on uncompleted contracts	16,823,000	15,934,700
Billings to date	16,842,700	16,273,000
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—
Billings in excess of costs and estimated earnings on uncompleted contracts	(19,700)	(338,300)
Provision for loss on contract	(5,600)	(159,100)
Contract Liabilities, net	$(25,300)	$(497,400)

At December 31, 2023, the contract liability was $0.03 million as compared to $0.5 million at December 31, 2022. The uncollected billings were $0.02 million and $1.7 million as of December 31, 2023 and December 31, 2022, respectively.

21. CONDENSED COMBINED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION (UNADUITED)

The financial statements included in this Note represent the Condensed Combined Financial Statements of the Debtors only, which include Harbor Custom Development, Inc. and most of its wholly-owned subsidiaries, except for its Tanglewilde, LLC, HCDI Wyndstone, LLC, and other subsidiaries either sold or cancelled during the year. These statements reflect the results of operations, financial position and cash flows of the combined Debtors, including certain amounts and activities between Debtors and Non-Debtor subsidiaries of the Company that are eliminated in the Consolidated Financial Statements.

CONDENSED COMBINED BALANCE SHEETS (Unaudited)

Amounts rounded to the nearest $100

December 31, 2023
ASSETS
Cash	$3,263,800
Restricted Cash	597,600
Accounts Receivable, net	279,800
Notes Receivable, net	950,000
Prepaid Expense and Other Assets	1,193,800
Real Estate	112,680,200
Property and Equipment, net	1,610,500
Right of Use Assets	1,749,200
Deferred Tax Asset, net	-
Intercompany balance due from non-debtor subsidiaries	16,574,400
TOTAL ASSETS	$138,899,300

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts Payable and Accrued Expenses	$3,976,900
Contract Liabilities	25,300
Deferred Revenue	29,600
Note Payable - Insurance	529,300
Revolving Line of Credit Loan	14,178,700
Construction Loans	91,913,600
Liabilities not subject to compromise	$110,653,400
Liabilities subject to compromise	12,221,500
TOTAL LIABILITIES	$122,874,900

STOCKHOLDERS’ EQUITY
Preferred Stock	$62,912,100
Common Stock	43,030,200
Additional Paid In Capital	3,096,800
Accumulated Deficit	(93,014,700)
TOTAL STOCKHOLDERS’ EQUITY	16,024,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,899,300

CONDENSED COMBINED STATEMENTS OF OPERATIONS (Unaudited)

Amounts rounded to the nearest $100

Year Ended December 31, 2023
Sales	$23,061,600
Cost of Sales	70,402,700
Gross Loss	(47,341,100)
Operating Expenses	8,976,300
Operating Loss	(56,317,400)
Other Income (Expense)
Interest Expense	(2,602,600)
Interest Income	151,000
Management fee income from subsidiary	687,900
Equity income of non-debtor subsidiaries, net	1,118,000
Loss on Sale of Equipment	(47,700)
Other Income	51,600
Total Other Expense	(641,800)
Bankruptcy Expense	392,500
Loss Before Income Tax	$(57,351,700)
Income Tax Expense (Benefit)	4,589,400
Net Loss	$(61,941,100)
Preferred Dividends	(7,614,800)
Net Loss Attributable to Common Stockholders	$(69,555,900)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

Amounts rounded to the nearest $100

Year Ended December 31, 2023
OPERATING ACTIVITIES
Net Loss	$(61,941,100)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	333,500
Amortization of right of use assets	176,900
Loss on sale of equipment	47,700
Provision for loss on contract	153,400
Impairment loss on real estate	44,758,000
Stock compensation	218,100
Amortization of revolver issuance costs	640,300
Net change in assets and liabilities:
Accounts receivable	1,427,200
Notes receivable	3,575,300
Prepaid expenses and other assets	4,468,200
Real estate	(9,741,000)
Deferred tax asset	4,659,300
Accounts payable and accrued expenses	(3,994,700)
Contract Liabilities	(625,500)
Deferred revenue	(22,400)
Payments on right of use liability, net of incentives	(224,600)
NET CASH USED IN OPERATING ACTIVITIES	(16,091,400)

INVESTING ACTIVITIES
Proceeds on the sale of equipment	218,100
NET CASH PROVIDED BY INVESTING ACTIVITIES	218,100

FINANCING ACTIVITIES
Construction loans	44,050,100
Payments on construction loans	(31,363,300)
Financing fees construction loans	(1,804,000)
Payments on related party construction loans	(677,300)
Payments on revolving line of credit loan	(10,821,300)
Payments on note payable - insurance	(645,300)
Payments on equipment loans	(2,057,100)
Payments on financing leases	(74,800)
Preferred dividends	(634,700)
Proceeds from common stock offering	602,600
Proceeds from pre-funded and common warrants offering	8,335,400
Intercompany transfers from non-debtor subsidiaries	7,669,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,580,100

NET DECREASE IN CASH AND RESTRICTED CASH	(3,293,200)

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	7,154,600

CASH AND RESTRICTED CASH AT END OF PERIOD	$3,861,400

22. SUBSEQUENT EVENTS

The Company received a notice of default for Meadowscape construction loan from Buchanan Mortgage Holdings, LLC dated January 23, 2024. The default rate which shall be the lessor of (a) the maximum per annum rate of interest allowed by applicable legal requirements, and (b) six percent (6%) per annum in excess of the Interest Rate. The Company owes the principal amount of $34,048,901 as of February 2, 2024.

On February 2, 2024, the Company’s wholly owned subsidiary, Tanglewilde, LLC (included as a “Debtor”), also filed a Bankruptcy Petition for reorganization under Chapter 11 of the Bankruptcy Code. Tanglewilde, LLC was added into the Company’s pending Chapter 11 Case. The Chapter 11 Case is being jointly administered under the caption In re Harbor Custom Development, Inc., et al., Case No. 23-42180-MJH.

On March 5, 2024, the Board of Directors approved a joint plan of liquidation and/or reorganization to sell in an orderly manner all of the real estate assets of the Company and establish new equity interests of the Company, subject to Court approval (the “Proposed Plan”).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No events occurred requiring disclosure under Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Interim Chief Executive Officer and Interim President (Principal Executive Officer) and Chief Accounting Officer (Principal Financial and Accounting Officer) performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based on that Evaluation, our Principal Executive Officer and our Principal Financial and Accounting Officer have concluded that, because of the deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures as defined in Rule 13a-15(e) were not effective in ensuring that information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported to management to allow timely decisions regarding required disclosures because of the significant deficiencies which, in the aggregate, constitute a material weakness, as described below.

Notwithstanding management’s assessment that our internal control over financial reporting as of December 31, 2023, was ineffective and the material weaknesses described below, we are not aware that such deficiencies have resulted in the issuance of any material errors or omissions in our consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2023 or related disclosures.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Our internal control over financial reporting is a process under the supervision of our Interim Chief Executive Officer and President and Chief Accounting Officer (our principal executive and principal financial and accounting officers, respectively), and effected by our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control – Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under such framework, management determined that our internal control over financial reporting was ineffective as of December 31, 2023. The ineffectiveness of our internal control over financial reporting was due to a lack of segregation of duties due to a decrease in personnel and resources, which we have identified as a material weakness. A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding our identification of this omission as a material weakness, it had no impact on the consolidated financial statements contained in the Annual Report.

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

Changes in Internal Control over Financial Reporting

Due to the significant reduction in our employees, we no longer have effective internal control for the segregation of duties so that no one individual handles a transaction from inception to completion. We previously had a full staff of eight persons working on our financial reporting, which has now been reduced to two persons. As of the date of issuance, we had one employee in the accounting department. Currently, there are not enough resources and accounting personnel to permit an adequate segregation of duties in all respects and thus a material weakness in our internal control exists. The Company is developing more controls to mitigate segregation of duties issues.

Other than as described above, there has been no other change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our board of directors consists of four directors, all of whom are independent directors. Our directors will serve for one-year terms and until their successors are duly elected and qualified. There is no cumulative voting in the election of directors. Consequently, at each annual meeting, the successors to each of our seven directors will be elected by a plurality of the votes cast at that meeting.

Set forth below are the names, ages and positions of our current and former directors and executive officers for the year ended December 31, 2023.

Current Officers and Directors:

Name	Age	Position with the Company
Jeffrey B. Habersetzer	34	Interim Chief Execuitve Officer and Interim President, Chief Operating Officer, General Counsel (Principal Executive Officer)
Yoshi Niino	38	Chief Accounting Officer (Principal Financial and Accounting Officer)
Shelly Crocker	61	Chief Restructuring Officer
Dennis Wong	53	Independent Director
Karen Bryant	55	Lead Independent Director
Chris Corr	61	Independent Director
David Chandler	66	Independent Director

Former Officers and Directors:

Name	Age	Former position with the Company
Sterling Griffin	61	Former Chief Executive Officer, President, and Chairman of our Board of Directors
Lance Brown	41	Former Chief Financial Officer
Richard Schmidtke	61	Former Director
Larry Swets	48	Former Director
Wally Walker	68	Former Director

Biographical Information

The following is a summary of certain biographical information concerning our former and current directors and executive officers.

Jeffrey B. Habersetzer. Jeffrey B. Habersetzer serves as our Interim Chief Executive Officer, Interim President, Chief Operating Officer and General Counsel. Mr. Habersetzer has ten years of experience in real estate, contracts, and corporate governance. Prior to joining Harbor, Mr. Habersetzer owned a legal practice specializing in real estate, corporate law, multi-family leasing and acquisitions. Mr. Habersetzer holds a Bachelor’s degree from the University of Washington, and a law degree and a Master’s in Business Administration from Seattle University, graduating Cum Laude in both programs simultaneously. Mr. Habersetzer has been a licensed attorney in the state of Washington since 2017.

Yoshi Niino. Mr. Niino joined our company in February 2022 as our Director of Accounting, and currently serves as our Chief Accounting Officer and is the Principal Financial and Accounting Officer. Previously to joining Harbor, Mr. Niino served as Senior Internal Audit Manager for Weyerhaeuser (NYSE: WY). Mr. Niino was also previously an Audit Manager at Deloitte. Mr. Niino is a Certified Public Accountant and graduated from the University of Washington with a B.A. in Economics and Business Administration, Accounting.

Shelly Crocker. Ms. Crocker was appointed as our Chief Restructuring Officer on November 14, 2023. For the past ten years, Ms. Crocker operated Shelly Crocker LLC as a Seattle business consultant for both profit and nonprofit businesses. She regularly conducts strategic planning processes and provides interim leadership to organizations in transition or seeking strategic direction. She frequently serves as a restructuring professional, helping manage at-risk companies and building on her prior career as a restructuring attorney. She holds a Bachelor of Arts in Philosophy and History and a Master of Arts in Philosophy from the University of Washington and a Juris Doctorate from the University of Minnesota. Ms. Crocker is licensed to practice law in the state of Washington.

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

David Chandler. Mr. Chandler was elected as an Independent Director on our Board of Directors in July 2023. Mr. Chandler is a senior financial executive with over 35 years in finance, strategic planning and business management, merger & acquisitions, investor relations and accounting. From December 2016 through March 2018, he was Chief Financial Officer of Atavus, an early-stage sports analytics company where he was responsible for investor and board relations, fund-raising, strategic planning and budgeting, accounting, and human resources. Mr. Chandler earned a B.A. in Business Administration and a B.A. in German Language and Literature from the University of Washington where he graduated Cum Laude in December 1981.

Sterling Griffin. Sterling Griffin previously served as our Chief Executive Officer, President, and Chairperson of the Board of Directors. He resigned from all positions on July 12, 2023. Mr. Griffin began his career at James S. Griffin Co. in January 1985 as a principal and Vice President of Marketing. Beginning in June 1989, Mr. Griffin co-founded several businesses over a 12-year period, while actively self-employed as a real estate broker, investor, and developer. In January 2012, he became the Chief Operating Officer for Hudson Homes LLC. In 2014, Mr. Griffin founded Harbor Custom Development, Inc. Mr. Griffin is a lifelong Washington resident who graduated from Colorado College with a B.A. in History in 1984.

Lance Brown. Mr. Brown previously served as our Chief Financial Officer. He resigned on July 21, 2023. Prior to joining Harbor, Mr. Brown was Vice President and Chief Accounting Officer at Select Interior Concepts (NASDAQ: SIC), where he was responsible for Finance, Accounting, SEC Reporting, and Tax. Mr. Brown started his career in public accounting at PricewaterhouseCoopers. He holds a Bachelor of Business Administration degree from the University of Georgia and a Master of Accountancy from Auburn University. Mr. Brown is a Certified Public Accountant.

Richard Schmidtke. Richard Schmidtke was Director on our board of directors from October 2018 through July 2023. Mr. Schmidtke is the founder of Schmidtke & Associates, PLLC, a full-service accounting company he founded in August 2008. Mr. Schmidtke has 30 years of public accounting experience. He was a Trustee and Board Member of Tacoma Goodwill Foundation, past president of the Tacoma Goodwill, Trustee of the Tacoma Art Museum, board member of the Tacoma Community Redevelopment Authority Board, and Tacoma Lawn and Tennis Club. Mr. Schmidtke graduated from the University of Washington with a BA in Economics.

Larry Swets. Larry Swets was an Independent Director on our board of directors from February 2020 through November 1, 2023. Mr. Swets founded Itasca Financial LLC in 2005 and has served as its managing member since inception. In August 2018, Mr. Swets also founded and is the President of Itasca Golf Managers, Inc.. Mr. Swets has served as the Chief Executive Officer of FG Financial Group, Inc. (Nasdaq: FGF) (formerly 1347 Property Insurance Holdings, Inc.) since November 2020, after having served as Interim CEO from June 2020 to November 2020. Mr. Swets has also served as Senior Advisor to Aldel Financial Inc. (NYSE: ADF) since March 2021, and as Chief Executive Officer of FG New America Acquisition II Corp. since February 2021. Mr. Swets is a member of the board of directors of FG Financial Group, Inc. (Nasdaq: FGF) since November 2013; GreenFirst Forest Products Inc. (TSXV: GFP) since June 2016; Ballantyne Strong, Inc. (NYSE American: BTN) since October 2021; Insurance Income Strategies Ltd. since October 2017; Alexian Brothers Foundation since March 2018; and Unbounded Media Corporation since June 2019. Mr. Swets earned a Master’s Degree in Finance from DePaul University in 1999 and a Bachelor’s Degree from Valparaiso University in 1997. He is a member of the Young Presidents’ Organization and holds the Chartered Financial Analyst (CFA) designation.

Walter (“Wally”) Walker. Wally Walker was an Independent Director on our board of directors from October 2020 through September 18, 2023. Mr. Walker served as a Vice President in Goldman, Sachs & Co.’s Private Client Services group from 1987 through 1994. In April 1994, Mr. Walker formed Walker Capital, Inc.. In September 1994, Mr. Walker became President and General Manager of the Seattle SuperSonics and the Seattle Storm, and in addition to being an owner, served as Chief Executive Officer and President of the teams until their sale in 2006. In late 2007, he formed Hana Road Capital LLC, where he remains as its owner and Chief Investment Officer. Mr. Walker graduated from the University of Virginia in 1976 as an Academic All-American with a BA in psychology. He received his Masters of Business Administration from Stanford University Graduate School of Business in 1987. He was conferred as a Chartered Financial Analyst in 1992. He served on the Board of Visitors, at the University of Virginia from 1997 through 2001. Since 2005, Mr. Walker has been a member of the Advisory Council of Stone Arch Capital, a Minneapolis based private equity firm. Mr. Walker also serves as an independent trustee at Smead Capital Management, a Seattle based mutual fund. In 2018, he joined the Governing Council of the Miller Center of Public Affairs, at The University of Virginia.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers, directors, and persons who own more than 10% of our common stock file reports of ownership and changes in ownership with the SEC. Based solely on our review of the SEC’s EDGAR database, copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2023, the following delinquencies have occurred:

None.

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

Board Diversity

The following is our Board Diversity Matrix as of March 28, 2024:

Board Diversity Matrix
Total Number of Directors	4
Part I: Gender Identity	Female	Male
Directors	1	3
Number of Directors who Identify in Any of the Categories Below:
Asian (other than South Asian)	0	1
White	1	2
LGBTQ+	1

Audit Committee and Audit Committee Financial Expert

We have a separately designated Audit Committee consisting of Dennis Wong and David Chandler, both of whom are independent directors and qualify as financial experts.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

On March 6, 2023, we effected a 1-for-20 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”). All share and per share data included below have been adjusted retroactively to reflect the impact of the Reverse Stock Split.

Summary Compensation Table

The following is a summary of the elements of our compensation arrangements paid to our executive officers for fiscal years 2023 and 2022.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Jeffrey Habersetzer	2023	290,874		—		140,330	(2)	29,745	(3)	460,949
Interim Chief Executive Officer and President(1)	2022	379,639		130,184	(4)	—		33,640	(3)	543,463

Yoshi Niino,	2023	187,617	(5)	—		—		7,022	(3)	194,639
Chief Accounting Officer	2022	157,619	(5)	—		13,409	(6)	3,779	(3)	174,807

Shelly Crocker,	2023	80,833	(7)	—		—		679	(3)	81,512
Chief Restructuring Officer	2022	—		—		—		—		—

Sterling Griffin	2023	290,874	(8)	—		—		149,345	(13)	440,219
Former Chief Executive Officer and President	2022	707,140		247,834	(9)	—		127,770	(14)	1,082,744

Lance Brown	2023	177,350	(10)	—		121,619	(11)	21,027	(3)	319,996
Former Chief Financial Officer	2022	376,633		74,489	(12)	—		80,808	(3)	531,930

(1)	Mr. Habersetzer was appointed as Interim Chief Executive Officer and Interim President on July 12, 2023.
(2)	On June 13, 2023, Mr. Habersetzer was granted an option to purchase 75,000 shares of common stock pursuant to our 2018 Equity Incentive Plan with an exercise price of $3.73. One half of these options will vest upon the filing of this Annual Report, with the remainder to vest in equal proportions upon the first and second anniversary of said filing.
(3)	Includes cell phone allowance, 401K matching, health insurance payments, and/or commuting expenses.
(4)	On January 10, 2022 Mr. Habersetzer was granted 1,410 RSUs pursuant to our 2020 Restricted Stock Plan, whereby all RSUs vested immediately on January 10, 2022. The grant date fair value of the RSU Award was $47.40. On May 26, 2022, Mr. Habersetzer was granted 1,750 RSUs pursuant to our 2020 Restricted Stock Plan, whereby 1/3 of the RSUs vest on the anniversary date each year, beginning on May 26, 2023. The grant date fair value of the RSU Award was $36.20.
(5)	Mr. Niino was promoted to Chief Accounting Officer on July 12, 2023. In 2022 and prior to his appointment as Chief Accounting Officer in 2023, Mr. Niino’s role was Director of Accounting.
(6)	On September 1, 2022, Mr. Niino was granted options to purchase 1,250 shares of common stock pursuant to our 2018 Equity Incentive Plan, that vest in monthly equal installments over three years with an exercise price of $22.40.
(7)	Ms. Crocker was appointed as Chief Restructuring Officer on November 14, 2023.
(8)	Mr. Griffin resigned from all positions on July 12, 2023.

(9)	On January 10, 2022, Mr. Griffin was granted 1,410 RSUs pursuant to our 2020 Restricted Stock Plan, whereby all RSUs vested immediately on January 10, 2022. The grant date fair value of the RSU Award was $47.40. On May 26, 2022, Mr. Griffin was granted 5,000 RSUs pursuant to our 2020 Restricted Stock Plan, whereby 1/3 of the RSUs vest on the anniversary date each year, beginning on May 26, 2023. The grant date fair value of the RSU Award was $36.20.
(10)	Mr. Brown resigned as Chief Financial Officer on July 21, 2023.
(11)	On June 13, 2023, Mr. Brown was granted an option to purchase 65,000 shares of common stock pursuant to our 2018 Equity Incentive Plan with an exercise price of $3.73. One half of these options will vest upon the filing of this Annual Report, with the remainder to vest in equal proportions upon the first and second anniversary of said filing.
(12)	On January 10, 2022, Mr. Brown was granted 235 RSUs pursuant to our 2020 Restricted Stock Plan, whereby all RSUs vested immediately on January 10, 2022. The grant date fair value of the RSU Award was $47.40. On May 26, 2022, Mr. Brown was granted 1,750 RSUs pursuant to our 2020 Restricted Stock Plan, whereby 1/3 of the RSUs vest on the anniversary date each year, beginning on May 26, 2023. The grant date fair value of the RSU Award was $36.20.
(13)	Includes cell phone allowance, 401K matching, health insurance payments and strategic advisor fees.
(14)	Includes commuting expenses, 401K matching, health insurance payments, director compensation, and commissions earned by SGRE, LLC.

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

Stock Award plan. Certain executives were issued restricted stock units (“RSUs”) pursuant to our 2020 Restricted Stock Plan.

Outstanding Equity Awards at Year End

The following table sets forth information regarding outstanding stock options held by our executive officers as of December 31, 2023:

Name and Principal Position	Grant Date	Number of Securities Underlying Options	Vesting Commencement Date		Exercise Price per share	Expiration Date
Jeffrey Habersetzer,	12/19/2019	451	12/19/2019	(1)	$7.99	12/19/2029
Chief Operating Officer	9/1/2020	1,000	9/1/2020	(2)	$130.00	9/1/2030
	6/28/2021	5,000	6/28/2021	(3)	$65.00	6/28/2031
	6/13/2023	75,000	6/13/2023	(4)	$3.73	6/13/2033

Yoshi Niino, Chief Accounting Officer	9/1/2022	1,250	9/1/2022	(5)	$22.40	9/1/2032

(1) One thirty-sixth of the shares subject to this option vest each month beginning on December 19, 2010.

(2) Equal installments of 83 stock options vest on the last day of each calendar month, beginning on September 30, 2020.

(3) Equal installments of 208 stock options vest on the last day of each calendar month, beginning on June 28, 2021.

(4) One half of these options will vest upon the filing of this Annual Report, with the remainder to vest in equal proportions upon the first and second anniversary of said filing.

(5) One third of the shares subject to this option vest each year beginning September 1, 2023.

The following table sets forth information regarding RSUs held by our executive officers as of December 31, 2023:

Name and Principal Position	Grant Date	Number of RSUs Granted	Fair Value of Stock Award	Vesting Commencement Date		Number of Unvested RSUs	Fair Value of Unvested RSUs
Jeffrey Habersetzer	1/10/2022	1,410	$66,834	1/10/2022	(1)	—	$—
Interim Chief Executive Officer and President	5/26/2022	1,750	$63,350	5/26/2023	(2)	1,167	$42,333

(1) All RSUs vested immediately on January 10, 2022. The grant date fair value of the RSU Award was $47.40.

(2) One third of the RSUs vest on the anniversary date each year, beginning on May 26, 2023. The grant date fair value of the RSU Award was $36.20.

Other Elements of Compensation

401(k) Plan. We offer all of our non-union employees, including executives, a 401k safe harbor nonelective contribution, where employer contributions equal to 3% of employee compensation are contributed.

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

Employment Agreements with our Former and Current Named Executive Officers

Employment Agreement with Jeff Habersetzer

We entered into an employment agreement with Mr. Habersetzer on May 26, 2022 for his role as our Chief Operating Officer. This employment agreement is for a term of three years with automatic one-year renewals unless either party gives notice of termination at least 90 days prior to the expiration of its initial term or any renewal term. Mr. Habersetzer is entitled to an annual salary of $280,000, discretionary bonuses in the discretion of the Compensation Committee, participation in all benefit plans, and reimbursement of business expenses including related travel expenses. In the event of our termination of Mr. Habersetzer without cause, Mr. Habersetzer is entitled to his unreimbursed business expenses, 100% of his annual base salary plus 50% of his target annual bonus as severance. Additionally, all outstanding restricted stock units and other previously granted awards that would have vested within 12 months of the date of termination shall become fully vested. Mr. Habersetzer’s compensation arrangements did not change when he assumed the role of Interim Chief Executive Officer and Interim President.

Employment Agreement with Shelly Crocker

We entered into an employment agreement with Ms. Crocker in November 2023 for her role as Chief Restructuring Officer. Her employment is at will. Ms. Crocker is entitled to compensation of $50,000 per month, until such time as the Company determines that Ms. Crocker is only needed on a part time basis, and at such time, her compensation shall be $500 per hour. Ms. Crocker is entitled to all benefits and programs that are generally available to senior executives of the Company. We have agreed to maintain a D&O policy and an employment practices liability insurance policy.

Employment Agreement with Sterling Griffin

We entered into an employment agreement with Mr. Griffin on May 26, 2022 for his role as our Chief Executive Officer. The employment agreement was for a term of three years with automatic one-year renewals unless either party gives notice of termination at least 90 days prior to the expiration of its initial term or any renewal term. Mr. Griffin was entitled to an annual salary of $510,000, discretionary bonuses in the discretion of the Compensation Committee, participation in all benefit plans, and reimbursement of business expenses including related travel expenses. Mr. Griffin resigned from all positions on July 12, 2023.

Following his resignation, we entered into a Strategic Advisor Agreement with Mr. Griffin effective as of July 12, 2023 where he was entitled to monthly compensation of $27,777. He was also eligible to receive certain performance based fees contingent on certain projects closing on or before December 31, 2023.

Employment Agreement with Lance Brown

On November 1, 2021, we entered into an employment agreement with Lance Brown to serve as our Chief Financial Officer, reporting to our Chief Executive Officer. The employment agreement was for a term of three years. Mr. Brown was entitled to an annual salary of $280,000. In addition, Mr. Brown received a one-time sign on bonus of $75,000, which was paid on January 14, 2022 and was granted 5,000 shares of common stock pursuant to our 2020 Restricted Stock Plan. Mr. Brown resigned from all positions on July 21, 2023.

Director Compensation

The following table sets forth information regarding the compensation earned for service on our board of directors in 2023. We reimburse all directors for their reasonable out of pocket expenses incurred in connection with the performance of their duties as directors, including without limitation, travel expenses in connection with their attendance in-person at board and committee meetings. There were no RSUs or stock options granted to our directors in 2023.

Director Name	Cash
Sterling Griffin (1)	$—
Richard Schmidtke (2)	$15,000
Larry Swets (3)	$25,000
Dennis Wong	$56,086
Wally Walker (4)	$20,000
Karen Bryant	$50,000
Chris Corr	$35,000
David Chandler (5)	$19,113

(1)	Mr. Griffin resigned as a Director in July 2023.
(2)	Mr. Schmidtke did not stand for re-election during our annual shareholders meeting in July 2023.
(3)	Mr. Mr. Swets resigned as a Director in September 2023.
(4)	Mr. Walker resigned as a Director in July 2023.
(5)	Mr. Chandler joined the Board of Directors in July 2023.

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

Options granted. As of December 31, 2023 pursuant to our 2018 Equity Incentive Plan, we have issued 101,793 options to purchase shares of our common stock to our employees, officers, and directors.

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

Amendments. Our board or the Compensation Committee may amend the 2020 Restricted Stock Plan from time to time or suspend or terminate it at any time. However, no amendment will be made, without approval of our shareholders to (i) increase the total number of shares which may be issued under the 2020 Restricted Stock Plan; (ii) modify the requirements as to eligibility for Awards under the 2020 Restricted Stock Plan; or (iii) otherwise materially amend the 2020 Restricted Stock Plan.

Term of the 2020 Restricted Stock Plan. The 2020 Restricted Stock Plan will terminate on the seventh anniversary of its Effective Date.

Outstanding Awards. As of December 31, 2023, there were 15,255 Awards issued under the 2020 Restricted Stock Plan.

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

The following table sets forth information as of December 31, 2023 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2018 Equity Incentive Plan and our 2020 Restricted Stock Plan. We do not have any non-stockholder approved equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	99,626	(1)	$13.93	151,736	(2)
Equity compensation plans not approved by security holders	—			—
Total	99,626			151,736

(1) Includes 98,459 outstanding options under the 2018 Equity Incentive Plan and 1,167 unvested RSUs under the 2020 Restricted Stock Plan.

(2) Includes 31,991 options remaining under the 2018 Equity Incentive Plan and 119,745 RSUs remaining under the 2020 Restricted Stock Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of March 28, 2024 by:

●	each director;
●	each named executive officer;
●	all of our directors and executive officers as a group; and
●	each person known by us to be the beneficial owner of 5% or more of our outstanding common stock.

The percentage ownership information is based on 2,686,431 shares of our common stock outstanding.

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

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner(8)	Number of Shares of Common Stock		Percentage of Class

Directors and Named Executive Officers:
Jeffrey Habersetzer, Interim Chief Executive Officer, Interim President, Chief Operating Officer	46,281	(1)	1.7%

Yoshi Niino, Chief Accounting Officer	417	(2)	*

Shelly Crocker, Chief Restructuring Officer	—		*

Dennis Wong, Director	2,842	(3)	*

Karen Bryant, Director	500		*

Chris Corr, Director	998		*

David Chandler, Director	—		*

All directors and executive officers as a group (nine persons)	51,038		1.9%

*Less than 1.0%

(1) Includes options to purchase 43,951 shares of common stock and 583 restricted stock units.

(2) Includes options to purchase 417 shares of common stock.

(3) Includes options to purchase 1,000 shares of common stock.

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

Director Independence

We currently have four members on our board of directors, all of whom are independent directors. We use Nasdaq’s definition of “independence” to make this determination. Nasdaq provides that an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship with which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, one of our employees;
●	the director who accepted or who has a Family Member who accepted any compensation from us in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (subject to certain exemptions, including, among other things, compensation for board or board committee service);
●	the director who is a Family Member of an individual who is, or at any time during the past three years was, employed as one of our Executive Officers;
●	the director who is, or has a Family Member who is, a partner in, or a controlling Shareholder or an Executive Officer of, any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more (subject to certain exemptions); or
●	the director who is, or has a Family Member who is, employed as an Executive Officer of another entity where at any time during the past three years any of our Executive Officers served on the Compensation Committee of such other entity; or
●	the director who is, or has a Family Member who is, a current partner of an outside auditor, or was a partner or employee of an outside auditor who worked on our audit at any time during any of the past three years.

Under such definitions, our board of directors has undertaken a review of the independence of each director and will review the independence of any new directors based on information provided by each director concerning his background, employment, and affiliations, in order to make a determination of independence. Our board of directors has determined that there are four independent directors on our board of directors.

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

Lead Independent Director

Karen Bryant currently serves as our board’s lead independent director. The lead independent director has the following duties and powers:

●	serving as the liaison between the independent members of the board and the chair;

●	presiding at all board meetings at which the chair is not present, including executive sessions and meetings of non-management directors and/or independent directors;
●	approving the agendas for board meetings and the meeting schedule to assure that there is sufficient time for discussion of all agenda items;
●	reviewing information to be sent to the board;
●	reviewing with the chair whether there are major risks which the board should focus upon at such meetings;
●	facilitating communication among the independent directors and with the chair;
●	directing the chief executive officer or corporate secretary to call a special meeting of the board or of the independent members of the board;
●	consulting and communicating directly with major stockholders, when requested by management and when it is appropriate to do so; and
●	performing such other duties as may from time to time be delegated to the lead independent director by the board.

Committees of our Board of Directors

We have an audit committee, compensation committee, and nominating and corporate governance committee. In addition to these required committees, we have utilized a Special Pricing Committee associated with our equity raises. We intend to comply with the requirements of Rule 10A-3 of the Exchange within the required timeframe.

All of the members of our audit committee are “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.

As of the fiscal year ended December 31, 2023, our Audit Committee is composed of Dennis Wong and David Chandler. Our board of directors has affirmatively determined that all of the members of the Audit Committee meet the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3.

We have established a written charter for our Audit Committee, in which we set forth the duties of the Audit Committee, which among other matters include:

●	oversight of our financial reporting, auditing, and internal control activities, the integrity and audits of our financial statements, and our compliance with legal and regulatory requirements;
●	oversight of the performance of our internal audit function and independent auditors;
●	our overall risk exposure and management;
●	the annual review and assessment of the adequacy of the Audit Committee charter and the performance of the Audit Committee;
●	the evaluation of the qualifications, performance, and independence of our internal audit function and independent auditors;
●	the appointment, retention, and termination of our independent auditors and determine the compensation of our independent auditors;
●	the review with the independent auditors of the plans and results of the audit engagement;
●	the sole authority to approve in advance all audit and non-audit services by our independent auditors, the scope and terms thereof, and the fees therefor; and
●	meeting at least quarterly with our executive officers, internal audit staff, and our independent auditors in separate executive sessions.

A copy of the Audit Committee charter is available on our website at www.harborcustomdev.com.

The members of our Nominating and Corporate Governance Committee are Dennis Wong and Karen Bryant. The members of our Compensation Committee are Chris Corr and David Chandler. We have also established charters for each of our Nominating Committee and Compensation Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Rosenberg Rich Baker Berman, P.A. (RRBB) an independent registered public accounting firm, audited the financial statements and performed quarterly reviews of the company for 2023 and has been selected to do so for 2024.

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

	For the Fiscal Year Ended
	2023		2022
Audit Fees	$167,001	(1)	$165,200	(1)
Audit Related Fees	14,960	(2)	4,450	(2)
Tax Fees	—		—
All Other Fees	—		—
Total	$181,961		$169,650

(1) Audit fees for 2023 and 2022 include fees for professional services rendered by RRBB for the audit of our consolidated financial statements included in our Annual Report on Form 10-K, and review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q.

(2) Audit-related fees for 2023 include fees related to consents and comfort letters for our public offering documents and 2022 include fees related to consents.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Our Audit Committee pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Audit Committee approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Description	Form	Exhibit	Filing Date	Filed Herewith

3.1	Certificate of Conversion and Articles of Incorporation of the Registrant dated October 1, 2018	S-1	3.1	03/31/2020
3.2	Articles of Amendment of Articles of Incorporation of the Registrant dated December 7, 2018	S-1	3.2	03/31/2020
3.3	Articles of Amendment of Articles of Incorporation of the Registrant dated August 1, 2019	S-1	3.3	03/31/2020
3.4	2nd Amended and Restated Bylaws of the Registrant, dated January 15, 2020	S-1	3.4	03/31/2020
3.5	Articles of Amendment of Articles of Incorporation of the Registrant, dated April 16, 2020	S-1	3.5	04/28/2020
3.6	Articles of Amendment of Articles of Incorporation of the Registrant, dated March 1, 2023	8-K	3.1	03/03/2023
4.1	2018 Incentive and Non-Statutory Stock Option Plan, dated November 19, 2018	S-1	4.1	03/31/2020
4.2	2020 Restricted Stock Plan, dated October 13, 2020	10-Q	10.1	11/16/2020
4.3	Certificate of Designation of 8.0% Series A Cumulative Convertible Preferred Stock, dated June 8, 2021	8-K	3.1	06/10/2021
4.4	Warrant Agency Agreement between the Registrant and Mountain Share Transfer, Inc., dated June 11, 2021	8-K	4.1	06/14/2021
4.5	Certificate of Amendment of Certificate of Designation of 8.0% Series A Cumulative Convertible Preferred Stock, dated August 13, 2021	S-1	3.7	09/10/2021
4.6	Warrant Agency Agreement between the Registrant and Mountain Share Transfer, Inc., dated October 7, 2021	8-K	4.1	10/08/2021
4.7	Description of Capital Stock	10-K	4.7	03/31/2023
10.1	Director Agreement between the Registrant and Richard Schmidtke, dated October 17, 2018	S-1	10.4	03/31/2020
10.2	Independent Director Agreement with Larry Swets, dated March 22, 2020	S-1	10.11	03/31/2020
10.3	SoundEquity, Inc. Loan Package, dated November 13, 2019	S-1	10.12	04/28/2020
10.4	Indemnification Agreement with Larry Swets, dated June 1, 2020	S-1	10.17	06/19/2020
10.5	Lease Agreement with Burnham Partners LLC, dated February 18, 2021	10-K	10.22	03/31/2021
10.6	SoundEquity, Inc. Loan Package, dated October 4-5, 2021	10-K	10.25	03/31/2021
10.7	Promissory Note with Sound Capital Loans, LLC, dated January 22, 2021	10-K	10.26	03/31/2021

10.8	Lease Agreement with University Street Properties I, LLC, dated July 27, 2021	10-K	10.13	03/24/2022
10.9	Offer of Employment to Lance Brown dated November 1, 2021.	10-K	10.14	03/24/2022
10.10	Loan Agreement with BankUnited, N.A., dated March 7, 2022	8-K	1.1	03/10/2022
10.11	Security Agreement with BankUnited, N.A., dated March 7, 2022	8-K	1.2	03/10/2022
10.12	Revolving Line of Credit Promissory Note with BankUnited, N.A, dated March 7, 2022	8-K	1.3	03/10/2022
10.15	Employment Agreement with Sterling Griffin, dated May 26, 2022	10-K	10.15	03/31/2023
10.16	Employment Agreement with Jeffrey Habersetzer, dated May 26, 2022	10-K	10.16	03/31/2023
10.17	Amended Loan Agreement with BankUnited N.A., dated February 22, 2023	10-K	10.17	03/31/2023
10.18	Form of Director Indemnification Agreement	10-Q	10.2	11/14/2023
10.19	Employment Agreement with Shelly Crocker	10-Q	10.1	11/14/2023
10.20	Letter Agreement, dated May 11, 2023, between Harbor Custom Development, Inc. and Sterling Griffin	8-K	10.1	05/11/2023
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.1		X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		31.2		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		32.1		X
101 .INS	XBRL Instance Document
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF	XBRL Taxonomy Extension definition Linkbase Document
101. LAB	XBRL Taxonomy Extension Label Linkbase Document
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARBOR CUSTOM DEVELOPMENT, INC.

Date: March 29, 2024	By	/s/ Jeff Habersetzer
Jeff Habersetzer
Interim Chief Executive Officer and Interim President
(Principal Executive Officer)

Date: March 29, 2024	By	/s/ Yoshi Niino
Yoshi Niino
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Jeff Habersetzer	Interim Chief Executive Officer and Interim President	March 29, 2024
Jeff Habersetzer	(Principal Executive Officer)

/s/ Yoshi Niino	Chief Accounting Officer	March 29, 2024
Yoshi Niino	(Principal Financial and Accounting Officer)

/s/ Dennis Wong	Director	March 29, 2024
Dennis Wong

/s/ Karen Bryant	Director	March 29, 2024
Karen Bryant

/s/ Chris Corr	Director	March 29, 2024
Chris Corr

/s/ David Chandler	Director	March 29, 2024
David Chandler

